Form 10-Q
period 2000-06-30
BIONEBRASKA INC
filed 2000-08-11
CIK 910133

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

XXX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         JUNE 30, 2000

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________TO___________ .

                        Commission File Number 000-30493

                                BIONEBRASKA, INC.
                         ---------------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                   47-0727668
    ----------------------------                    ------------------------
   (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization                  Identification No.)

    3820 N.W. 46TH STREET, LINCOLN, NEBRASKA               68524-1637
    ----------------------------------------              -----------
    (Address of principal executive offices)               Zip Code

                                 (402) 470-2100
                               ---------------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been
subject to such filing requirements for the past 90 days. YES X   NO
                                                             ---    ---

As of August 3, 2000 the Company had 7,126,640 shares of Common Stock, $.01 par value per share, outstanding.

                                BIONEBRASKA, INC.
                                      INDEX


                                                                                                     PAGE

PART I.     FINANCIAL INFORMATION
       ITEM 1.   FINANCIAL STATEMENTS
                 Condensed Consolidated Balance Sheets as of June 30, 2000
                 and December 31, 1999 (unaudited)...................................................3, 4

                 Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2000 and June 30, 1999 (unaudited)........................5

                 Condensed Consolidated Statement of Cash Flows for the six
                 month periods ended June 30, 2000 and June 30, 1999 (unaudited)........................6

                 Notes to Financial Statements......................................................7,8,9

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS....................................................9
                 Cautionary Statement About Forward-Looking Statements..................................9
                 Overview..............................................................................10
                 Results of Operations.................................................................10
                 Liquidity and Capital Resources.......................................................11
                 Market Risk...........................................................................12
                 Additional Factors That May Affect Future Performance ................................12

       ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT
                 MARKET RISK...........................................................................17

PART II.    OTHER INFORMATION..........................................................................17

       ITEM 1.   LEGAL PROCEEDINGS.....................................................................17

       ITEM 2.   CHANGES IN SECURITIES.................................................................18

       ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.......................................................18

       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS......................................................................18

       ITEM 5.   OTHER INFORMATION.....................................................................18

       ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................................................18

SIGNATURES.............................................................................................19

                                BIONEBRASKA, INC.
                          (a development stage company)
                      Condensed Consolidated Balance Sheets
                                   (unaudited)


                                                                               June 30,            December 31,
                                                                                 2000                  1999
                                                                           -----------------     -----------------
ASSETS

     Current Assets
          Cash and cash equivalents                                          $    13,099,208       $    18,393,567
          Receivables                                                                 16,532                13,896
          Inventories                                                                 39,238                35,172
                                                                           -----------------     -----------------

                 Total Current Assets                                             13,154,978            18,442,635
                                                                           -----------------     -----------------

     Property and Equipment, at cost
          Modular Facilities                                                         209,410               149,810
          Furniture and fixtures, computer and office
              equipment                                                              398,128               353,459
          Laboratory and production equipment                                      4,218,897             3,951,534
          Construction-in-Progress                                                 2,561,821             1,482,220
                                                                           -----------------     -----------------
                                                                                   7,388,256             5,937,023
          Less:  accumulated depreciation                                          2,429,366             2,063,090
                                                                           -----------------     -----------------

                       Net property and equipment                                  4,958,890             3,873,933

     Leasehold Improvements, at cost                                                 952,522               491,225
          Less:  accumulated depreciation                                             29,896                22,349
                                                                           -----------------     -----------------

                       Net leasehold improvements                                    922,626               468,876
                                                                           -----------------     -----------------

     Patents and Patents Licensed, at cost                                           719,747               719,747
          Less:  accumulated amortization                                            149,667               128,805
                                                                           -----------------     -----------------

                       Net patents and patents licensed                              570,080               590,942
                                                                           -----------------     -----------------

     Other Assets:
          Licensing agreements                                                        92,500                82,500
          Deposits and fees                                                           54,054                45,717
                                                                           -----------------     -----------------

                   Total Other Assets                                                146,554               128,217
                                                                           -----------------     -----------------

                         TOTAL ASSETS                                       $     19,753,128        $   23,504,603
                                                                           =================     =================

See accompanying notes to financial statements

                                BIONEBRASKA, INC.
                          (a development stage company)
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                                                                               June 30,            December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                             2000                  1999
                                                                           -----------------     -----------------
     Current Liabilities
          Accounts payable                                                  $      1,941,233       $     1,608,335
          Accrued expenses                                                            12,126                29,269
          Accrued stock appreciation rights                                          956,377               956,377
          Equipment financing - current portion                                      565,335               565,335
                                                                           -----------------     -----------------
                        Total Current Liabilities                                  3,475,071             3,159,316
                                                                           -----------------     -----------------

     Long-Term Liabilities
          Other notes payable                                                              0                25,000
          Equipment financing - less current portion                               1,335,265             1,389,369
                                                                           -----------------     -----------------

                      Total Long-Term Liabilities                                  1,335,265             1,414,369
                                                                           -----------------     -----------------

                    Total Liabilities                                              4,810,336             4,573,685
                                                                           -----------------     -----------------

     Redeemable Non-Convertible Preferred Stock
          Series A, ($0.01 par value, 11,750 shares
             authorized, issued and outstanding)                                   1,799,219             1,755,156
                                                                           -----------------     -----------------

     Shareholders' Equity

          Common stock, ($0.01 par value, 20,000,000
              shares authorized, 7,087,181 and 6,719,233
              shares outstanding, respectively)                                       70,872                67,192

          Convertible preferred stock, Series B,C,D,E,F,G
              ($0.01 par value; 2,988,500 shares authorized,
              275,292 shares issued and outstanding)                                   2,752                 2,752

          Additional paid-in capital                                              63,580,540            60,255,861

          Deficit accumulated during the development stage                      (50,510,591)          (43,150,043)
                                                                           -----------------     -----------------

             Total Shareholders' Equity                                           13,143,573            17,175,762
                                                                           -----------------     -----------------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $    19,753,128        $   23,504,603
                                                                           =================     =================

See accompanying notes to financial statements

                                BIONEBRASKA, INC.
                          (a development stage company)
                 Condensed Consolidated Statement of Operations
                                   (unaudited)


                                                         Three Months Ended                     Six Months Ended
                                                              June 30,                              June 30,
                                                       2000              1999                 2000              1999
                                                 ----------------   ----------------    ---------------   ---------------
Revenues

   Metal detection kit sales                         $      7,495     $            0       $      7,495      $      1,176
                                                 ----------------   ----------------    ---------------   ---------------
          Total Revenues                                    7,495                  0              7,495             1,176
                                                 ----------------   ----------------    ---------------   ---------------

Operating Costs and Expenses

   General and administrative                             586,700            502,696          1,195,642           987,969
   Clinical trials                                        687,763            163,361          1,397,426           657,901
   Research and development                             2,658,088          2,236,378          5,039,912         4,488,729
                                                 ----------------   ----------------    ---------------   ---------------

          Total Costs and Expenses                      3,932,551          2,902,435          7,632,980         6,134,599
                                                 ----------------   ----------------    ---------------   ---------------

Operating Loss                                        (3,925,056)        (2,902,435)        (7,625,485)       (6,133,423)
                                                 ----------------   ----------------    ---------------   ---------------

Other Income (Expense)
   Interest and other income                              201,953             39,912            413,725           105,211
   Interest expense                                      (73,389)           (28,345)          (148,788)         (117,520)
                                                 ----------------   ----------------    ---------------   ---------------
                                                          128,564             11,567            264,937          (12,309)
                                                 ----------------   ----------------    ---------------   ---------------

Net Loss                                              (3,796,492)        (2,890,868)        (7,360,548)       (6,145,732)

Preferred stock dividends
   accreted and cumulating but
   not declared                                         (693,055)          (693,055)        (1,386,111)       (1,386,111)
                                                 ----------------   ----------------    ---------------   ---------------

Net loss applicable to common
  stock                                              $(4,489,547)       $(3,583,923)       $(8,746,659)      $(7,531,843)
                                                 ================   ================    ===============   ===============

Basic and diluted net loss per
  common share                                    $        (0.64)   $         (0.77)    $        (1.27)   $        (1.63)
                                                 ================   ================    ===============   ===============

Average number of common shares
  outstanding                                         $ 6,973,626        $ 4,635,139        $ 6,903,207       $ 4,622,272
                                                 ================   ================    ===============   ===============



See accompanying notes to financial statements

                                BIONEBRASKA, INC.
                          (a development stage company)
                 Condensed Consolidated Statement of Cash Flows
                                  (unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                      2000                     1999
                                                                                -----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $     (7,360,548)        $   (6,145,732)
  Adjustments to reconcile net loss to net cash
     used in operating activities:

  Depreciation and amortization                                                           394,685                263,691
  Change in operating assets and liabilities:
     Accounts receivable and other current assets                                         (6,701)               (19,371)
     Accounts payable and accrued expenses                                                315,755                153,434
                                                                                -----------------       ----------------

         Net cash used in operating activities                                        (6,656,809)            (5,747,978)
                                                                                -----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                  (1,912,528)            (1,864,872)
  Increase in deposits and other assets                                                  (18,337)               (67,500)
  Acquisition of GRFCO                                                                          0              (700,000)
                                                                                -----------------       ----------------

          Net cash used in investing activities                                       (1,930,865)            (2,632,372)
                                                                                -----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                            3,372,420              4,114,995
  Proceeds from equipment financing loans                                                 274,042                584,002
  Payments on equipment financing loans                                                 (328,147)              (109,890)
  Payments on other notes payable                                                        (25,000)                      0
  Payments on bridge notes payable                                                              0            (1,123,750)
  Proceeds from other notes payable                                                             0                 25,000
                                                                                -----------------       ----------------

          Net cash provided by financing activities                                     3,293,315              3,490,357
                                                                                -----------------       ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (5,294,359)            (4,889,993)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       18,393,567              8,517,945
                                                                                -----------------       ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $        13,099,208   $          3,627,952
                                                                                =================       ================


 See accompanying notes to financial statements

                                BIONEBRASKA, INC.
              Notes to Condensed Consolidated Financial Statements
                             June 30, 2000 and 1999
                                   (unaudited)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The condensed consolidated balance sheets as of June 30, 2000, the condensed consolidated statement of operations for the three and six month periods ended June 30, 2000 and 1999 and the condensed consolidated statement of cash flows for the six month periods ended June 30, 2000 and 1999 have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary to present fairly the financial position at June 30, 2000, and results of operations and cash flows have been included. Results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year, or any other period. These financial statements and notes should be read in conjunction with the audited financial statements for the year ended December 31, 1999, included in the Company's Form 10 Registration Statement filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION - The consolidated statements include the accounts of BioNebraska, Inc. and its wholly owned subsidiary, GRFCO, Inc. There are no material intercompany transactions.

NET LOSS PER SHARE - Net loss per share is computed by dividing the net loss applicable to common stock by the weighted-average number of common shares outstanding for the period. Basic and diluted earnings per share are the same because all common equivalent shares would be antidilutive due to the losses.

SEGMENT INFORMATION - The Company is a developmental stage business with areas of activity in the biological and medical sciences. These areas include: the development and application of processes for the production by biological means of middle range peptide hormones and the development of pharmaceutical programs for therapeutic applications of middle-range peptides. Based on this the Company operates and reports in one business segment as biotechnology developments.

                                BIONEBRASKA, INC.
              Notes to Condensed Consolidated Financial Statements
                             June 30, 2000 and 1999
                                   (unaudited)

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 CASH EQUIVALENTS - The Company considers all highly liquid investment instruments with a maturity of less than three months when purchased to be "cash equivalents."

 PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation of furniture, fixtures and equipment is computed using the accelerated and straight line methods over estimated useful lives of from 3 to 10 years. Modular facilities and leasehold improvements are depreciated using the straight line method over the shorter of the lease arrangements or their estimated useful lives (from 15 to 40 years).

 SHAREHOLDERS EQUITY - During the first six months of 2000, the Company issued 203,600 shares of Common Stock at $12.50 per share in a private placement to accredited investors in the United States. Of the total shares, 85,800 shares were sold through a registered broker dealer who received an 8% commission on the sales and the remaining shares were sold directly by the Company without a commission. In addition, warrants and stock options to purchase a total of 164,348 shares were exercised during the same period for gross proceeds of $919,000.

 RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will become effective for the Company on January 1, 2001. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes un the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is currently reviewing the standard and its effect on the financial statements, but does not expect it to have a significant effect on its financial position or the results of its operations. The Company does not use derivatives for speculative or trading purposes.

 GOING CONCERN CONSIDERATIONS - In accordance with its plans, the Company, from inception, has experienced losses from its activities in research and development, without fully offsetting revenues. This and the fact that the Company is a development stage business create a substantial doubt as to its ability to continue as a going concern.

 The Company has obtained financing through private placement offerings. As in the past, the Company is pursuing additional equity placement offerings and collaborations to fund several of its programs as well as its corporate overhead.

 The Company's ability to obtain profitability on substantial portions of its operations will also depend in large part on: obtaining regulatory approvals of some of its products; entering into satisfactory agreements for product commercialization; making the transition from a developmental stage business to a manufacturing and marketing company; and obtaining additional financing through development collaborations or equity or debt issues, as necessary.

 The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Following is a discussion and analysis of the Company's consolidated condensed financial condition and results of operations for the three and six months ended June 30, 2000. The section should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10 Registration Statement filed with the Securities and Exchange Commission.

 CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains, in addition to historical information, forward-looking statements that are based on the Company's current expectations, beliefs, intentions or future strategies. We use words such as "anticipate," "believe," "plan," "expect," "intend," and similar expressions to identify forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the uncertainties involved in the additional development of the Company's new pharmaceutical products, the outcomes of clinical trials, obtaining regulatory approvals or clearances, the ability of the Company's products to be manufactured in commercial quantities, construction of additional facilities for commercial production, the development of internal or contractual distribution and marketing capabilities, the extent to which reimbursement for the costs of the products and treatments will be available from government health administration authorities, private health insurers and other organizations, protection of the Company's patent and proprietary rights, potential competition and the dependence of the Company on obtaining future financing. The Company does not undertake responsibility to update such forward-looking statements to reflect events that arise after the date of this report. A detailed discussion of risks and uncertainties may be found elsewhere in this Form 10-Q under the heading, "Additional Factors That May Affect Future Results."

 OVERVIEW

         BioNebraska is a development stage therapeutics company engaged in the recombinant production and clinical development of middle range peptide hormones (referred to generally as "MR Peptides") for the treatment of Type II Diabetes, impaired glucose tolerance, advanced cases of osteoporosis and other symptoms of aging, obesity and excess appetite and various acute conditions. The Company has developed the capability to biologically produce, purify and amidate MR Peptides in a natural form. The Company's MR Peptide hormones serve to naturally activate the endocrine cascades which govern bodily functions in persons whose hormones are deficient or lacking as result of advancing age or body malfunctions. BioNebraska is conducting clinical trials of these products for several of these applications. No regulatory approvals have been obtained, and consequently, the Company has derived no revenues from the sale of these products. The Company has financed operations to date primarily through the sale of equity securities.

         Since inception in 1989, the Company has experienced operating losses and anticipates that its operating losses will continue for the foreseeable future until such time as one or more therapeutic products receive regulatory approval and are successfully marketed. Expenditures will be primarily related to research and development activities, clinical trials, and scale-up of commercial manufacturing.

 RESULTS OF OPERATIONS

         General and administrative expenses increased to $586,700 and $1.2 million for the three and six month period ended June 30, 2000, as compared to $502,696 and $987,969 for the same period in the prior fiscal year. The increase is primarily attributable to strengthening the Company's administrative support structure, including management recruiting fees and consulting fees.

           Clinical trials expenses include all of the direct costs incurred in conducting the Company's clinical trials. Research and development expenses include those costs associated with the research, development, production and testing of the Company's pharmaceutical products and the protection of its proprietary rights. These costs have aggregated approximately $39.6 million since the Company's inception.

         Clinical trials expenses increased to $687,763 and $1.4 million for the three and six month period ended June 30, 2000 from $163,361 and $657,901 during the same period in the prior fiscal year. This increase is due to the increased number of clinical trials. Research and development expenses and clinical trials expenses are expected to increase in the remaining portion of fiscal 2000.

         Research and development costs increased to $2.6 million and $5.0 million for the three and six month period ended June 30, 2000 from $2.2 million and $4.5 million during the same period in the prior fiscal year. The increase was associated with increased production scale up activities, as well as further development of the Company's production technology.

         Interest income increased to $201,953 and $413,725 for the three and six months ended June 30, 2000, as compared to $39,912 and $105,211 for the prior period. The increase is due primarily to higher cash and cash equivalent balances in 2000, following the sale of equity securities in the fourth quarter of 1999. The Company incurred $73,389 and $148,788 in interest expense for the three and six month period ended June 30, 2000, as compared to $28,345 and $117,520 during the same period in the prior fiscal year. The increase is due to an increase in equipment financing charges.

 LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through sales of equity securities and, to a lesser extent, collaboration payments and sales of metal detection kits. There were no collaboration payments or material metal detection kit sales during the three and six months ended June 30, 2000 and June 30, 1999. From inception through June 2000, the Company has received approximately $66 million in net proceeds from equity financings, of which almost $25 million was raised through the sale of Common Stock in 1999.

         During the first six months of 2000, the Company issued 203,600 shares of Common Stock at $12.50 per share in a private placement to accredited investors in the United States. Of the total shares, 85,800 shares were sold through a registered broker dealer who received an 8% commission on the sales and the remaining shares were sold directly by the Company without a commission. In addition, warrants and stock options to purchase a total of 164,348 shares were exercised during the same period for gross proceeds of $919,000.

         During the six months ended June 30, 2000, the Company used approximately $7 million of cash for research development and administrative activities and $1.9 million for asset acquisitions. As of June 30, 2000, the Company had total cash, cash equivalents and available-for-sale securities of $13.1 million, and working capital of $9.7 million.

         The Company's fermentation production facility was an ongoing construction project at June 30, 2000. Total project expenditures are expected to be approximately $6 million. Approximately $1 million of these anticipated expenditures have not been incurred as of June 30, 2000. The project is expected to be completed in late 2000.

         The Company currently intends to convert outstanding stock appreciation rights to non-qualified stock options to purchase a total of 96,387 shares of Common Stock. At the time of conversion, the Company will immediately record an expense for the difference between the accrued liability and the intrinsic value of the stock option, which will be fully vested when issued.

         At June 30, 2000, the Company had a shareholders' deficit accumulated during the development stage of $50.5 million. Historically, the auditor's reports on the Company's financial statements have contained an explanatory paragraph concerning the Company's ability to continue as a going concern and its status as a development stage company. The Company expects to continue to incur additional losses, and will require additional working capital, as it incurs substantial expenses related to additional personnel, clinical trials, research and development activities, and scale-up of commercial manufacturing. Although the Company believes that existing cash, cash equivalents and available-for-sale securities will be sufficient to fund its operations for at least the next 12 months, the Company will require additional financing in the future. The Company's plan of operation assumes that additional funding will be received in part from collaborations on various therapeutic applications of its products. Any additional required financing may not be available to the Company on satisfactory terms, if at all. The unavailability of acceptable financing would prevent or delay the development and commercialization of the Company's products.

 MARKET RISK

         BioNebraska is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. Due the nature of the short-term investments, which are primarily governmental securities, the Company believes that there is no material market risk exposure.

 ADDITIONAL FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

         BioNebraska's business is subject to various risks, including those described below. You should carefully consider these risk factors, together with all of the other information in this Form 10-Q. Any of these risks could materially adversely affect the Company's business, operating results and financial condition.

         DEVELOPMENT STAGE ENTERPRISE; RISKS OF NEW PRODUCT DEVELOPMENT; MARKET UNCERTAINTY. The Company is a development stage enterprise and its operations to date have been funded principally by sales of equity and convertible debt securities to investors. The Company is pursuing the development of several new pharmaceutical products. The Company's planned pharmaceutical products will require additional development, construction of significant plant facilities, clinical testing and investment prior to commercialization. The pharmaceutical products require the approval of the FDA for sale in the United States. Once approved as products, they must be manufactured in commercial quantities and marketed successfully. The Company currently has limited marketing capabilities, and will need to either develop such capabilities internally or enter into arrangements with one or more corporate partners for marketing and distribution. Each of these steps involves significant amounts of time and expense and could be subject to unforseen delays. There can be no assurance that any of the Company's product development efforts will be successfully completed, that regulatory approvals will be obtained where required, or that any products, if developed and introduced, will be successfully marketed or achieve market acceptance.

         HISTORICAL AND CONTINUING OPERATING LOSSES. Historically, the auditor's reports on the Company's financial statements have contained an explanatory paragraph concerning the Company's ability to continue as a going concern and its status as a development stage company. Operating as a development company, the Company has incurred significant operating losses in each year since inception of its business in 1989 and, based on audited financial information, had an accumulated deficit of $50.5 million as of June 30, 2000. The Company's ability to achieve profitable operations is dependent in large part on obtaining regulatory approvals of some of its products, entering into agreements for product development and commercialization, and making the transition to a manufacturing and marketing company. There can be no assurance that the Company will ever achieve a profitable level of operations.

         SUFFICIENCY OF WORKING CAPITAL; DEPENDENCE ON FUTURE FINANCING. Depending upon the circumstances and the progress of the Company's development efforts, the Company believes that existing funds and cash from anticipated other funding should be adequate to finance operations for the next 12 months. The Company could require additional funding prior to that time if operating costs are higher than expected. The Company will require additional funding in the future, and the Company's plan of operation assumes that additional funding will be received in part from collaborations on various therapeutic applications of its products or through the sale of equity and debt securities. There can be no assurance that future funding will be available, or, if available, that it will be on terms acceptable or favorable to the Company or its shareholders. The Company's plan of operation also assumes that none of the holders of Preferred Stock will exercise any put rights that become available to require the Company to repurchase such shares. If future financing is required for operations and is unavailable for any reason, the Company may be forced to discontinue some or all of its operations or delay the development and commercialization of its products.

         OUTCOME OF HUMAN CLINICAL TRIALS AND DEPENDENCE UPON NEW PRODUCTION PROCESSES. The Company's plans are based on forming collaborations to (I) complete clinical studies of GLP-1, GRF and GRF in combination with PTH which demonstrate that they have therapeutic applications; (ii) further develop and scale up commercial processes for the production of human peptide hormones, including GLP-1, GRF and PTH; and (iii) obtain approval from the FDA, European or other regulatory authorities to market these therapies. The Company has not yet accomplished the foregoing objectives and, as a result, its plans and processes have not been fully developed and tested. Failure (I) to efficiently produce peptide hormones in appropriate amounts, (ii) to successfully control glucose levels in Type II diabetics with GLP-1 in its human studies, or (iii) to release the natural elements of the patient's growth and maintenance cascade with GRF, would each have a material adverse effect on the Company. There is no assurance that any of the Company's other programs will be successfully developed or marketed.

         LACK OF COMMERCIAL PRODUCTION EXPERIENCE. Although the Company has successfully produced peptide hormones in limited quantities for research and development and has completed the construction of its first small commercial-size production plant, the Company has not produced commercial quantities and does not yet have adequate facilities and staff to produce peptide hormones for commercial pharmaceutical applications. There can be no assurance that the Company will be able to efficiently produce commercial quantities of these peptide hormones. The Company will need to obtain various other licenses and approvals to construct and operate production facilities, and there is no assurance that they can be obtained.

         GOVERNMENT REGULATION. The Company's planned pharmaceutical products will be subject to extensive regulation by federal, state and local government authorities in the United States and any other countries where the Company's products may be tested or marketed. The FDA and comparable agencies in other countries impose substantial requirements that must be satisfied before newly developed pharmaceutical products may be sold. Approval by the FDA in most cases requires lengthy, detailed, and costly laboratory and clinical testing procedures to demonstrate a product's efficacy and safety before the product can be sold. There can be no assurance that the Company will receive FDA approval for any of its planned pharmaceutical products or, even if it does receive FDA approval for a particular product, that the Company will ever recover its costs in connection with obtaining such approval. With respect to any of the Company's planned products, the failure of the Company to receive requisite FDA approval, or significant delays in obtaining such approval, could prevent the commercial development of such product and could have a material adverse effect on the Company. The Company has not applied for, and does not have, the approval of any foreign country to sell its products. To date the Company has not brought any product through the FDA approval process and may encounter unforseen difficulties or delays in doing so. The Company's ability to successfully commercialize any pharmaceutical products will depend on its ability to meet the FDA's current Good Manufacturing Practices ("cGMP") and other regulations relating to advertising and promoting, selling and marketing, labeling, and continual review by regulatory authorities. No assurance can be given that the Company's current production processes can be scaled-up to commercial levels under cGMP standards at an acceptable cost. If commercial scale cGMP processes and facilities cannot be attained, the Company's ability to conduct research, clinical testing and manufacturing will be adversely affected.

         DEPENDENCE ON HEALTH CARE REIMBURSEMENT. The Company's ability to commercialize its products successfully may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government and other third- party payors are increasingly challenging the prices of medical products and services. Uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development. If adequate coverage and reimbursement levels are not provided by government and other third-party payors for use of the Company's products, the market acceptance of these products could be adversely affected.

         RAPID TECHNOLOGICAL CHANGE. All of the Company's business areas have been characterized by rapid technological change. Changes in technology may result in partial or total obsolescence of the Company's present and proposed products within time frames not anticipated by the Company. The Company will be required to respond to these changes by enhancing its existing products and developing and/or marketing new products. There can be no assurance that the Company will be able to respond successfully.

         DEPENDENCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The success of the Company will depend on its ability to maintain competitive technological positions in the areas of the therapeutic applications of its products and its production technologies. The Company has filed a significant number of patent applications and has received several issued patents in the United States and other jurisdictions with respect to its production processes and some therapeutic applications. Patent protection will not be available, however, with regard to many therapeutic uses of GLP-1, GRF, PTH and other peptide hormones which the Company may desire to produce. There can be no assurance that the Company's patent applications, whether domestic or foreign, will be granted or that, if granted, will provide the Company a significant competitive advantage.

         While the Company does not believe that it will infringe the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future or that the Company will be able to successfully defend against any such claim. A United States patent was issued on March 25, 1997 to Massachusetts General Hospital with claims directed to the use of GLP-1 (7-36) for the treatment of Type II diabetes and hyperglycemia and for the enhancement of beta-cell expression of insulin. This patent has been licensed exclusively to two pharmaceutical companies. The Company may be required to obtain a license under this patent to carry out its planned programs in the United States. The Company can provide no assurance that it will be able to obtain a license, on commercially reasonable terms, under this patent. If a sublicense under this patent is necessary, and the Company cannot obtain such a sublicense, the Company may be prohibited from selling GLP-1 (7-36) in the United States, for treatment of the covered conditions, and the Company may need to emphasize marketing strategies in countries where Massachusetts General Hospital has not obtained patent protection.

         Even if the Company determines that a license or sublicense under this patent is unnecessary, patent infringement litigation may ensue. If an infringement claim by the Massachusetts General Hospital is without merit, and if the Company prevailed in demonstrating that the patent is invalid and/or not infringed, defending a lawsuit will take significant time, and might be expensive and time consuming for management. If the Company does not prevail in such a lawsuit and sells products that are covered by the patent, then the Company might have to pay substantial damages for past infringement in the United States. Further, the Company might be prohibited from selling its products before it obtained a license, which, if available at all, might require the Company to pay substantial royalties.

         The Company has entered into several license agreements related to the use of technologies which can complement or form part of its business and expects that it may need to obtain two licenses for the commercial production and use of GRF. The Company has received assurances from one licensor that a license may be obtained on terms currently available to other licensees, and the Company believes that a license from the second licensor also should be available. There can be no assurance that such license agreement will continue indefinitely or that the Company will be successful in obtaining the required additional license which may be needed for the operation or expansion of its business in the future.

         The commercial success of the Company also will depend upon avoiding the infringement of patents issued to competitors and avoiding breach of the technology licenses upon which certain of the Company's planned future products are or will be based. There can be no assurance that patents do not exist or that patent applications could not be filed which would have an adverse effect on the Company's ability to produce and market its products. In the event the Company inadvertently breaches an existing license or fails to obtain a license for any technology that it may require to commercialize its products, a material adverse effect on the Company could result. Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the outcome is favorable to the Company. There can be no assurance that the Company's patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using the relevant technology.

         The Company also relies on certain technologies which constitute proprietary trade secrets and know-how that are not patentable and therefore may be available to the Company's competitors. Although the Company has also taken steps to protect its unpatented trade secrets and know-how through confidentiality agreements, there can be no assurance that these agreements can be effectively enforced. There can be no assurance that the Company will maintain the confidentiality of its technology, dissemination of which could have a material adverse effect on the Company, and there can be no assurance that others will not independently develop technologies similar to those developed by the Company or obtain access to the Company's technologies.

         COMPETITION. There can be no assurance that potential competitors, which have substantially greater financial resources, more extensive business experience and greater development, marketing and support capabilities than the Company, may not succeed in developing competitive production capabilities and therefore competitive products.

         DEPENDENCE ON KEY PERSONNEL AND AVAILABILITY OF QUALIFIED PERSONNEL. The future success of the Company is dependent upon the abilities and continued services of the executive officers and senior management personnel. Competition for personnel is intense and the Company may not be able to continue to attract and retain the necessary qualified personnel.

         NO PUBLIC MARKET FOR THE SHARES; LACK OF LIQUIDITY. There is currently no public market for the Company's Common Stock and there can be no assurance that a public market for the Common Stock will develop in the future or that the outstanding shares can be resold at or above the price at which they were purchased. Further, all of the shares were issued based on exemptions from registration under the Securities Act of 1933 and applicable state law. Consequently, the outstanding shares cannot be sold unless they are registered or an exemption from such registration is available. Accordingly, investors should anticipate holding their outstanding securities for an extended period of time.

         VOTING CONTROL. The Company's current officers, directors and 5% shareholders collectively own Common Stock and Preferred Stock which, for practical purposes, provides voting control and enables them to direct the affairs of the Company, including the appointment of officers and determination of officers' compensation. The issuance of additional Common Stock or Preferred Stock under certain circumstances could have the effect of changing control of the Company. See "Principal Shareholders" and "Description of Securities."

 ITEM 3.         QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET
                 RISK.

         See Item 2, "Managements Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk".

                                     PART II

                                OTHER INFORMATION

 ITEM 1.         LEGAL PROCEEDINGS.

         None

 ITEM 2.         CHANGES IN SECURITIES.

         During the first six months of 2000, the Company issued 203,600 shares of Common Stock at $12.50 per share in a private placement to accredited investors in the United States. Of the total shares, 85,800 shares were sold through a registered broker dealer who received an 8% commission on the sales and the remaining shares were sold directly by the Company without a commission. In addition, warrants and stock options to purchase a total of 164,348 shares were exercised during the same period for gross proceeds of $919,000. The Company believes that these transactions were exempt under
 Section 4(2) of the Securities Act of 1933 and from the registration and prospectus delivery requirements of the Act and from applicable state securities laws in the states where the purchasers reside.

 ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

         None

 ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

 ITEM 5.         OTHER INFORMATION.

         None

 ITEM 6.                   EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits

                           Exhibit 27.  Financial Data Schedule.

                  (b)      Reports on Form 8-K

                           During the quarter for which this Quarterly Report is filed, the Company filed no Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BIONEBRASKA, INC.

 Dated:  August ___, 2000    /s/ Thomas R. Coolidge
                             ------------------------------------------------
                             Thomas R. Coolidge
                             Chief Executive Officer and Chairman
                             (Duly Authorized Officer)

                             /s/ David S. Walker
                             ------------------------------------------------
                             David S. Walker
                             Senior Vice President and Chief Financial Officer (Principal Financial Officer)