Form 10-Q
period 2000-09-30
BIONEBRASKA INC
filed 2000-11-13
CIK 910133

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         SEPTEMBER 30, 2000

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM          TO           .
              --------    ----------


                        Commission File Number 000-30493

                        BIONEBRASKA, INC.
-------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                47-0727668
-----------------------------------------------------------------
    (State or other jurisdiction              (I.R.S. Employer
  of incorporation or organization)          Identification No.)

   3820 N.W. 46TH STREET, LINCOLN, NEBRASKA           68524-1637
-------------------------------------------           ----------
   (Address of principal executive offices)            Zip Code

                                 (402) 470-2100
                             ----------------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

As of November 7, 2000 the Company had 7,297,220 shares of Common Stock, $.01 par value per share, outstanding.



                                BIONEBRASKA, INC.
                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS
                           Condensed Consolidated Balance Sheets as of
                           September 30, 2000 and December 31, 1999 (unaudited)....................................3

                           Condensed Consolidated Statements of Operations for the
                           three and nine month periods ended September 30, 2000
                           and September 30, 1999 (unaudited)......................................................4

                           Condensed Consolidated Statements of Cash Flows for the
                           nine month periods ended September 30, 2000 and September 30,
                           1999  (unaudited)......... .............................................................5

                           Notes to Financial Statements.........................................................6,7

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS.....................................................7
                           Cautionary Statement About Forward-Looking Statements...................................7
                           Overview................................................................................8
                           Results of Operations...................................................................8
                           Liquidity and Capital Resources.........................................................9
                           Inflation..............................................................................10
                           Market Risk............................................................................10
                           Additional Factors That May Affect Future Performance .................................10

         ITEM 3.           QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT
                           MARKET RISK............................................................................15

PART II. OTHER INFORMATION....................................................................................... 15

         ITEM 1.           LEGAL PROCEEDINGS......................................................................15

         ITEM 2.           CHANGES IN SECURITIES..................................................................15

         ITEM 3.           DEFAULTS UPON SENIOR SECURITIES........................................................16

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS.......................................................................16

         ITEM 5.           OTHER INFORMATION......................................................................16

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.......................................................17

SIGNATURES .......................................................................................................18



                                BioNebraska, Inc.
                          (a development stage company)
                      Condensed Consolidated Balance Sheets
                                   (unaudited)


                                                                            September 30,           December 31,
                                                                                 2000                   1999
                                                                           -----------------      -----------------
ASSETS

     Current Assets
          Cash and cash equivalents                                      $       12,099,834     $       18,393,567
          Receivables                                                                10,002                 13,896
          Inventories                                                                39,265                 35,172
                                                                           -----------------      -----------------
              Total Current Assets                                               12,149,101             18,442,635
                                                                           -----------------      -----------------

     Property and Equipment, at cost                                              8,658,299              6,428,248
          Less:  accumulated depreciation                                         2,723,645              2,085,439
                                                                           -----------------      -----------------
              Net property and equipment                                          5,934,654              4,342,809
                                                                           -----------------      -----------------

     Patents and Patents Licensed, at cost                                          719,747                719,747
          Less:  accumulated amoritization                                          160,098                128,805
                                                                           -----------------      -----------------
              Net patents and patents licensed                                      559,649                590,942
                                                                           -----------------      -----------------

     Other Assets:
          Licensing agreements, net of amortization                                  92,500                 82,500
          Deposits and fees                                                          45,874                 45,717
          Deferred Financing costs, net of amortization                             448,603              -
                                                                           -----------------      -----------------
              Total Other Assets                                                    586,977                128,217
                                                                           -----------------      -----------------

              TOTAL ASSETS                                               $       19,230,381     $       23,504,603
                                                                           =================      =================


LIABILITIES AND SHAREHOLDERS' EQUITY

     Current Liabilities:
          Accounts payable and accrued expenses                                   1,009,458              1,637,604
          Accrued stock appreciation rights                                         956,377                956,377
          Long-Term obligations - current portion                                   898,757                565,335
                                                                           -----------------      -----------------
              Total Current Liabilities                                           2,864,592              3,159,316
                                                                           -----------------      -----------------

     Long-Term Liabilities:
              Long-Term obligations, less current maturities             $        1,923,727     $        1,414,369
                                                                           -----------------      -----------------

              Total Liabilities                                                   4,788,319              4,573,685
                                                                           -----------------      -----------------

     Redeemable Non-Convertible Preferred Stock
          Series A, ($0.01 par value, 11,750 shares
             authorized, issued and outstanding)                                  1,821,250              1,755,156
                                                                           -----------------      -----------------

     Shareholders' Equity

          Common stock, ($0.01 par value, 20,000,000
              shares authorized, 7,297,220 and 6,719,233
              shares issued and outstanding)                                         72,972                 67,192

          Convertible preferred stock, Series B,C,D,E,F,G
              ($0.01 par value; 2,988,500 shares authorized,
              275,292 shares issued and outstanding)                                  2,752                  2,752

          Additional paid-in capital                                             67,267,407             61,065,861

          Retained (deficit) accumulated during the
              development stage                                                 (54,722,319)           (43,960,043)
                                                                           -----------------      -----------------

              Total Shareholders' Equity                                         12,620,812             17,175,762
                                                                           -----------------      -----------------

              TOTAL LIABILITIES AND
              SHAREHOLDER'S EQUITY                                       $       19,230,381     $       23,504,603
                                                                           =================      =================

See accompanying notes


                                BIONEBRASKA, INC.
                          (a development stage company)
                 Condensed Consolidated Statement of Operations
                                   (unaudited)

                                                                                                            Cumulative period
                                           Three Months Ended                Nine Months Ended             From April 15, 1988
                                              September 30,                    September 30,             (date of incorporation)
                                         2000          1999                 2000               1999       to September 30, 2000
                                       ---------   -------------     ---------------    ---------------  ----------------------

Revenues                              $      2,545  $         960    $       10,040   $          2,136    $      3,660,377
                                       ------------  -------------     -------------    ---------------     ---------------

Operating Costs and Expenses

   General and administrative              653,167        528,867         1,848,809          1,516,836          15,546,296
   Clinical trials                         483,174         78,844         2,319,330            736,745           4,009,079
   Research and development              2,281,458      1,718,954         6,882,640          6,207,683          38,978,142
                                       ------------  -------------     -------------    ---------------     ---------------

          Total Operating Costs
             and Expenses                3,417,799      2,326,665        11,050,779          8,461,264          58,533,517
                                       ------------  -------------     -------------    ---------------     ---------------

Net Operating Loss                      (3,415,254)    (2,325,705)      (11,040,739)        (8,459,128)        (54,873,140)
                                       ------------  -------------     -------------    ---------------     ---------------

Other Income (Expense)
   Interest income                         164,140         30,774           577,865            135,985           1,434,592
   Interest expense                       (150,612)       (32,511)         (299,401)          (150,031)         (1,283,771)
                                       ------------  -------------     -------------    ---------------     ---------------
                                            13,528         (1,737)          278,464            (14,046)            150,821
                                       ------------  -------------     -------------    ---------------     ---------------

NET LOSS                              $ (3,401,726) $  (2,327,442)   $  (10,762,275)  $     (8,473,174)   $    (54,722,319)
                                       ============  =============     =============    ===============     ===============


Preferred stock dividends
   accreted and cumulating but
   not declared                       $   (693,055) $    (693,055)   $   (2,079,166)  $     (2,079,166)   $     (9,181,150)
                                       ------------  -------------     -------------    ---------------     ---------------

Net loss applicable to common
  stock                               $ (4,094,781) $  (3,020,497)   $  (12,841,441)  $    (10,552,340)   $    (63,903,469)
                                       ============  =============     =============    ===============     ===============

Basic and diluted net loss per
  common share                        $      (0.57) $       (0.61)   $        (1.82)  $          (2.24)   $          (1.30)
                                       ============  =============     =============    ===============     ===============

Average number of common shares
  outstanding                            7,184,721      4,933,582         7,042,125          4,701,264           3,924,440
                                       ============  =============     =============    ===============     ===============








See accompanying notes


                                BIONEBRASKA, INC.
                          (a development stage company)
                 Condensed Consolidated Statement of Cash Flows
                                   (unaudited)

                                                                                                          Cumulative period
                                                                        Nine Months Ended                From April 15, 1988
                                                                          September 30,                (date of incorporation)
                                                                      2000              1999            to September 30, 2000
                                                                 ---------------    --------------    ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $    (10,762,275)  $    (8,473,174)  $                (54,722,318)
  Adjustments to reconcile net loss to net cash
     flows from operating activities:
  Depreciation and amortization                                         669,499           310,858                      3,122,717
  Deferred financing costs                                               64,086           -                               64,086
  Expensing acquisition of in process research & development           -                  700,000                      1,200,000
  Modification of stock options                                                                                          810,000
  Change in operating assets and liabilities:
     Accounts receivable and other current assets                          (199)          (30,348)                       (49,267)
     Accounts payable and accrued expenses                             (628,146)          212,914                      1,965,835
                                                                 ---------------    --------------    ---------------------------

         Net cash flows from operating activities                   (10,657,035)       (7,279,750)                   (47,608,947)
                                                                 ---------------    --------------    ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                 (2,230,050)       (2,629,327)                    (8,889,978)
  Increase in deposits and other assets                                 (10,157)          (41,765)                      (138,374)
  Increase in patents                                                  -                  -                             (727,041)
  Acquisition of GRFCo                                                 -                 (700,000)                    (1,200,000)
                                                                 ---------------    --------------    ---------------------------

          Net cash flows from investing activities                   (2,240,207)       (3,371,092)                   (10,955,393)
                                                                 ---------------    --------------    ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                          5,760,730         3,286,202                     39,209,320
  Net proceeds from issuance of preferred stock                        -                  -                           27,231,371
  Proceeds from long-term obligations                                 1,429,797         1,441,334                      4,103,727
  Payments on long-term obligations                                    (587,018)         (260,958)                    (1,281,244)
  Proceeds from bridge notes payable                                   -                  -                            3,765,500
  Payments on bridge notes payable                                     -               (1,123,750)                    (2,364,500)
  Restricted cash                                                      -                3,114,774                 -
                                                                 ---------------    --------------    ---------------------------

          Net cash flows from financing activities                    6,603,509         6,457,602                     70,664,174
                                                                 ---------------    --------------    ---------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (6,293,733)       (4,193,240)                    12,099,834

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     18,393,567         5,403,171                              0
                                                                 ---------------    --------------    ---------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $     12,099,834   $     1,209,931   $                 12,099,834
                                                                 ===============    ==============    ===========================

Supplemental Disclosures of Non-Cash Financing Activities
  Stock option extension in exchange for extension of
     redeemable preferred stock                                $        512,689   $       -         $                    512,689
                                                                 ===============    ==============    ===========================

  Interest paid                                                $        235,315   $       150,031   $                  1,219,684
                                                                 ===============    ==============    ===========================

See accompanying notes to condensed consolidated financial statements

                                BIONEBRASKA, INC.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2000 and 1999
                                   (unaudited)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The condensed consolidated balance sheets as of September 30, 2000, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999 have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary to present fairly the financial position at September 30, 2000 and 1999, and results of operations and cash flows have been included. Results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year, or any other period. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1999, included in the Company's Form 10 Registration Statement filed with the Securities and Exchange Commission.

SHAREHOLDERS EQUITY - During the first nine months of 2000, the Company sold 370,516 shares of Common Stock at $12.50 per share. Of the total shares, 85,800 shares were sold to accredited investors through a registered broker dealer who received an 8% commission on the sales and 117,800 shares were sold directly by the Company to accredited investors without a commission. In addition, on September 12, 2000, Medtronic, Inc. exercised purchase rights established in the 1998 Investment Agreement with the Company and purchased 166,916 shares of Common Stock at $12.50 per share. In addition, warrants and stock options to purchase a total of 207,471 shares were exercised during the same period for gross proceeds of $1.2 million.

RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will become effective for the Company on January 1, 2001. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is currently reviewing the standard and its effect on the financial statements, but does not expect it to have a significant effect on its financial position or the results of its operations. The Company does not use derivatives for speculative or trading purposes.

                                BIONEBRASKA, INC.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2000 and 1999

                                   (unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOING CONCERN CONSIDERATIONS - In accordance with its plans, the Company, from inception, has experienced losses from its activities in research and development. This and the fact that the Company is a development stage business create a substantial doubt as to its ability to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Following is a discussion and analysis of the Company's condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2000 and 1999. The section should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10 Registration Statement filed with the Securities and Exchange Commission.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains, in addition to historical information, forward-looking statements that are based on the Company's current expectations, beliefs, intentions or future strategies. We use words such as "anticipate," "believe," "plan," "expect," "intend," and similar expressions to identify forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the uncertainties involved in the additional development of the Company's new pharmaceutical products, the outcomes of clinical trials, obtaining regulatory approvals or clearances, the ability of the Company's products to be manufactured in commercial quantities, construction of additional facilities for commercial production, the development of internal or contractual distribution and marketing capabilities, the extent to which reimbursement for the costs of the products and treatments will be available from government health administration authorities, private health insurers and other organizations, protection of the Company's patent and proprietary rights, potential competition and the dependence of the Company on obtaining future financing. The Company does not undertake responsibility to update such forward-looking statements to reflect events that arise after the date of this report. A detailed discussion of risks and uncertainties may be found elsewhere in this Form 10-Q under the heading, "Additional Factors That May Affect Future Performance."

OVERVIEW

     BioNebraska is a development stage therapeutics company engaged in recombinant production and clinical development of middle range peptide hormones (referred to generally as "MR Peptides") for the treatment of Type II Diabetes, impaired glucose tolerance, advanced cases of osteoporosis and other symptoms of aging, obesity and excess appetite and various acute conditions. The Company has developed the capability to biologically produce, purify and amidate MR Peptides in a natural form. The Company's MR Peptide hormones serve to naturally activate certain endocrine cascades governing bodily functions in persons whose hormones are deficient or lacking as a result of advancing age or body malfunctions. BioNebraska is conducting clinical trials of these products for several of these applications. No regulatory approvals have been obtained, and consequently, the Company has derived no revenues from the sale of these products. The Company has financed operations to date primarily through the sale of equity securities.

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

RESULTS OF OPERATIONS

     General and administrative expenses increased to $0.7 and $1.8 million for the three and nine month periods ended September 30, 2000, as compared to $0.5 and $1.5 million for the same period in the prior fiscal year. The increase is primarily attributable to strengthening the Company's administrative support structure, including management recruiting fees and consulting fees.

     Clinical trials expenses include all of the direct costs incurred in conducting the Company's clinical trials. Research and development expenses include those costs associated with the research, development, production and testing of the Company's pharmaceutical products and the protection of its proprietary rights. The costs for both clinical trials and research and development have aggregated approximately $43.0 million since the Company's inception.

     Clinical trials expenses increased to $0.5 and $2.3 million for the three and nine month periods ended September 30, 2000 from $0.1 and $0.7 million during the same periods in the prior fiscal year. This increase is due to the increased number of clinical trials. Clinical trials expenses are expected to increase in the remaining portion of fiscal 2000.

     Research and development costs increased to $2.3 million and $6.9 million for the three and nine month periods ended September 30, 2000 from $1.7 million and $6.2 million during the same periods in the prior fiscal year. The increase is associated with increased production scale up activities, as well as further development of the Company's production technology.

     Interest income increased to $164,140 and $577,865 for the three and nine months ended September 30, 2000, as compared to $30,774 and $135,985 for the same periods in the prior fiscal year. The increase is due primarily to higher cash and cash equivalent balances in 2000, following the sale of equity securities in the fourth quarter of 1999. The Company incurred $150,612 and $299,401 in interest expense for the three and nine month periods ended September 30, 2000, as compared to $32,511 and $150,031 during the same period in the prior fiscal year. The increase reflects interest charges associated with the extension of certain preferred stock terms and an increase in equipment financing.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through sales of equity securities and, to a lesser extent, collaboration payments and sales of metal detection kits. There were no collaboration payments or material metal detection kit sales during the three and nine months ended September 30, 2000 and September 30, 1999. From inception through September 2000, the Company has received approximately $68 million in net proceeds from equity financings, of which almost $25 million was raised through the sale of common stock in 1999.

     During the first nine months of 2000, the Company sold 370,516 shares of common stock at $12.50 per share. Of the total shares, 85,800 shares were sold to accredited investors through a registered broker dealer who received an 8% commission on the sales and 117,800 shares were sold directly by the Company to accredited investors without a commission. In addition, on September 12, 2000, Medtronic, Inc. exercised purchase rights established in the 1998 Investment Agreement with the Company and purchased 166,916 shares of Common Stock at $12.50 per share. In addition, warrants and stock options to purchase a total of 207,471 shares were exercised during the same period for gross proceeds of $1.2 million.

     During the nine months ended September 30, 2000, the Company used approximately $10.7 million of cash for operating activities and $2.2 million for asset acquisitions. As of September 30, 2000, the Company had total cash and cash equivalents and of $12.1 million, and working capital of $9.3 million.

     The Company has successfully produced material for clinical trials conducted to date. Completion of the fermentation and purification facilities to allow production of Clinical Phase

III materials is expected in early 2001. Total costs for this project will be approximately $7 million. Of these anticipated expenditures, $0.3 million has not been incurred as of September 30, 2000.

     The Company currently intends to convert outstanding stock appreciation rights to non-qualified stock options to purchase a total of 96,387 shares of Common Stock. At the time of conversion, the Company will immediately record an expense for the difference between the accrued liability and the intrinsic value of the stock option, which will be fully vested when issued.

     At September 30, 2000, the Company had a shareholders' deficit accumulated during the development stage of $54.7 million. Historically, the auditor's reports on the Company's financial statements have contained an explanatory paragraph concerning the Company's ability to continue as a going concern and its status as a development stage company. The Company expects to continue to incur additional losses, and will require additional working capital, as it incurs substantial expenses related to additional personnel, clinical trials, research and development activities, and scale-up of commercial manufacturing. Although the Company believes that existing cash and cash equivalents will be sufficient to fund its operations for the next nine months, the Company will require additional financing in the future. The Company's plan of operation assumes that additional funding will be received in part from collaborations on various therapeutic applications of its products. Any additional required financing may not be available to the Company on satisfactory terms, if at all. The unavailability of acceptable financing would prevent or delay the development and commercialization of the Company's products.

INFLATION

     The Company does not believe that inflation has had a material effect on its results of operations. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

MARKET RISK

     BioNebraska is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. Due the nature of the cash equivalents, the Company believes that there is no material market risk exposure.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     BioNebraska's business is subject to various risks, including those described below. You should carefully consider these risk factors, together with all of the other information in this Form 10-Q. Any of these risks could materially adversely affect the Company's business, operating results and financial condition.

     DEVELOPMENT STAGE ENTERPRISE; RISKS OF NEW PRODUCT DEVELOPMENT; MARKET UNCERTAINTY. The Company is a development stage enterprise and its operations to date have been funded principally by sales of equity and convertible debt securities to investors. The Company is pursuing the development of several new pharmaceutical products. The Company's planned pharmaceutical products will require additional development, construction of significant plant facilities, clinical testing and investment prior to commercialization. The pharmaceutical products require the approval of the FDA for sale in the United States and of the relevant regulatory authorities for sale in Europe. Once approved as products, they must be manufactured in commercial quantities and marketed successfully. The Company currently has limited marketing capabilities, and will need to either develop such capabilities internally or enter into arrangements with one or more corporate partners for marketing and distribution. Each of these steps involves significant amounts of time and expense and could be subject to unforseen delays. There can be no assurance that any of the Company's product development efforts will be successfully completed, that regulatory approvals will be obtained where required, or that any products, if developed and introduced, will be successfully marketed or achieve market acceptance.

     HISTORICAL AND CONTINUING OPERATING LOSSES. Historically, the auditor's reports on the Company's financial statements have contained an explanatory paragraph concerning the Company's ability to continue as a going concern and its status as a development stage company. Operating as a development company, the Company has incurred significant operating losses in each year since inception of its business in 1989 and, had an accumulated deficit of $54.7 million as of September 30, 2000. The Company's ability to achieve profitable operations is dependent in large part on obtaining regulatory approvals of some of its products, entering into agreements for product development and commercialization, and making the transition to a manufacturing and marketing company. There can be no assurance that the Company will ever achieve a profitable level of operations.

     SUFFICIENCY OF WORKING CAPITAL; DEPENDENCE ON FUTURE FINANCING. Depending upon the circumstances and the progress of the Company's development efforts, the Company believes that existing funds and cash from anticipated other funding should be adequate to finance operations for the next nine months. The Company could require additional funding prior to that time if operating costs are higher than expected. The Company will require additional funding in the future, and the Company's plan of operation assumes that additional funding will be received in part from collaborations on various therapeutic applications of its products or through the sale of equity and debt securities. There can be no assurance that future funding will be available, or, if available, that it will be on terms acceptable or favorable to the Company or its shareholders. The Company's plan of operation also assumes that none of the holders of Preferred Stock will exercise any put rights that become available to require the Company to repurchase such shares. If future financing is required for operations and is unavailable for any reason, the Company may be forced to discontinue some or all of its operations or delay the development and commercialization of its products.

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

Government and other third-party payors are increasingly challenging the prices of medical products and services. Uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development. If adequate coverage and reimbursement levels are not provided by government and other third-party payors for use of the Company's products, the market acceptance of these products could be adversely affected.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

     See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk".

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. CHANGES IN SECURITIES.

     During the first nine months of 2000, the Company sold 370,516 shares of Common Stock at $12.50 per share. Of the total shares, 85,800 shares were sold to accredited investors through a registered broker dealer who received an 8% commission on the sales and 117,800 shares were sold directly by the Company to accredited investors without a commission. In addition, on September 12, 2000, Medtronic, Inc. exercised purchase rights established in the 1998 Investment Agreement with the Company and purchased 166,916 shares of Common Stock at $12.50 per share. In addition, warrants and stock options to purchase a total of 207,471 shares were exercised during the same period for gross proceeds of $1.2 million. The Company believes that these transactions were exempt under Section 4(2) of the Securities Act of 1933 and from the registration and prospectus delivery requirements of the Act and from applicable state securities laws in the states where the purchasers reside.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of Shareholders was held on July 27, 2000. The shareholders took the following actions:

     (1) The shareholders elected seven directors to hold office until the annual meeting of shareholders. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:

         NAME                               VOTES FOR                  VOTES WITHHELD
         ----                               ---------                  --------------
         Walter R. Barry, III               7,324,278                           5,087
         Thomas R. Coolidge                 7,324,278                           5,087
         Grant W. Denison, Jr.              7,239,728                          89,637
         Richard A. De Souza                7,324,278                           5,087
         Stephen W. Jenks                   5,063,028                       2,266,337
         Erich Sager                        7,324,278                           5,087
         Fred W. Wagner                     7,324,278                           5,087

     (2) The stockholders authorized an amendment to the Company's 1993 Stock Option Plan to increase the number of shares authorized under the Plan by 600,000 shares. The amendment was passed by the following vote:

                 For                     6,892,634
                 Against                   436,731
                 Abstain                         0

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         Exhibit 27. Financial Data Schedule.

     (b) Reports on Form 8-K

         None-

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BIONEBRASKA, INC.



Dated:  November 7, 2000               /s/ Thomas R. Coolidge
                                       ---------------------------------------
                                       Thomas R. Coolidge
                                       Chief Executive Officer and Chairman
                                       (Duly Authorized Officer)

                                       /s/ David S. Walker
                                       ---------------------------------------
                                       David S. Walker
                                       Senior Vice President and
                                          Chief Financial Officer
                                       (Principal Financial Officer)