Form 10-Q/A
period 2000-06-30
BIONEBRASKA INC
filed 2001-03-28
CIK 910133

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q/A
Amendment No. 1 to Form 10-Q/A

(Mark One)

XXX	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
____	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM______TO_______.

Commission File Number 000-30493

BioNebraska, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	47-0727668
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

3820 N.W. 46th Street, Lincoln, Nebraska	68524-1637
(Address of principal executive offices)	Zip Code

(402) 470-2100
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

BIONEBRASKA, INC.

BioNebraska, Inc. (a development stage company)
Condensed Consolidated Balance Sheets (unaudited)
	June 30,	December 31,
	2000	1999
ASSETS	(As restated, see Note 2)	(As restated, see Note 2)
Current Assets
Cash and cash equivalents	$ 13,099,208	$ 18,393,567
Receivables	16,532	13,896
Inventories	39,238	35,172

Total Current Assets	13,154,978	18,442,635

Property and Equipment, at cost
Modular Facilities	209,410	149,810
Furniture and fixtures, computer and office equipment	398,128	353,459
Laboratory and production equipment	4,218,897	3,951,534
Construction-in-Progress	2,561,821	1,482,220
	7,388,256	5,937,023
Less: accumulated depreciation	2,429,366	2,063,090

Net property and equipment	4,958,890	3,873,933

Leasehold Improvements, at cost	952,522	491,225
Less: accumulated depreciation	29,896	22,349

Net leasehold improvements	922,626	468,876

Patents and Patents Licensed, at cost	719,747	719,747
Less: accumulated amortization	149,667	128,805

Net patents and patents licensed	570,080	590,942

Other Assets:
Licensing agreements	92,500	82,500
Deposits and fees	54,054	45,717

Total Other Assets	146,554	128,217

TOTAL ASSETS	$ 19,753,128	$ 23,504,603

See accompanying notes to financial statements

BioNebraska, Inc. (a development stage company)
Condensed Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2000	1999
	(As restated, see Note 2)	(As restated, see Note 2)
Current Liabilities
Accounts payable	$ 1,941,233	$ 1,608,335
Accrued expenses	12,126	29,270
Accrued stock appreciation rights	956,377	956,377
Equipment financing - current portion	565,335	565,335
Total Current Liabilities	3,475,071	3,159,317

Long-Term Liabilities
Other notes payable	0	25,000
Equipment financing - less current portion	1,335,265	1,389,369
Total Long-Term Liabilities	1,335,265	1,414,369

Total Liabilities	4,810,336	4,573,686

Redeemable Preferred Stock
Series A,E,F ($0.01 par value, 411,750 shares
authorized, 138,938 issued and outstanding,
at redemption value)	16,117,117	15,453,012

Shareholders' Equity
Common stock, ($0.01 par value, 20,000,000
shares authorized, 7,087,181 and 6,719,233
shares outstanding, respectively)	70,872	67,192

Convertible preferred stock, Series B,C,D,G
($0.01 par value; 216,500 shares authorized,
148,104 shares issued and outstanding)	1,481	1,481

Additional paid-in capital	50,073,913	47,369,275

Deficit accumulated during the development stage	(51,320,591)	(43,960,043)

Total Shareholders' Equity/(Deficit)	(1,174,325)	3,477,905

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$19,753,128	$ 23,504,603

See accompanying notes to financial statements

BioNebraska, Inc. (a development stage company) Condensed Consolidated Statement of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999
Revenues
Metal detection kit sales	$7,495	$0	$7,495	$1,176
Total Revenues	7,495	0	7,495	1,176

Operating Costs and Expenses
General and administrative	586,700	502,696	1,195,642	987,969
Clinical trials	687,763	163,361	1,397,426	657,901
Research and development	2,658,088	2,236,378	5,039,912	4,488,729

Total Costs and Expenses	3,932,551	2,902,435	7,632,980	6,134,599

Operating Loss	(3,925,056)	(2,902,435)	(7,625,485)	(6,133,423)

Other Income (Expense)
Interest and other income	201,953	39,912	413,725	105,211
Interest expense	(73,389)	(28,345)	(148,788)	(117,520)
	128,564	11,567	264,937	(12,309)

Net Loss	(3,796,492)	(2,890,868)	(7,360,548)	(6,145,732)

Preferred stock dividends
accreted and cumulating but
not declared	(693,055)	(693,055)	(1,386,111)	(1,386,111)

Net loss applicable to common stock	$(4,489,547)	$(3,583,923)	$(8,746,659)	$(7,531,843)

Basic and diluted net loss per common share	$(0.64)	$(0.77)	$(1.27)	$(1.63)

Average number of common shares outstanding	$6,973,626	$4,635,139	$6,903,207	$4,622,272
See accompanying notes to financial statements

BioNebraska, Inc.
(a development stage company)
Condensed Consolidated Statement of Cash Flows
(unaudited)
	Six Months Ended
	June 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,360,548)	$(6,145,732)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	394,685	263,691
Change in operating assets and liabilities:
Accounts receivable and other current assets	(6,701)	(19,371)
Accounts payable and accrued expenses	315,755	153,434

Net cash used in operating activities	(6,656,809)	(5,747,978)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,912,528)	(1,864,872)
Increase in deposits and other assets	(18,337)	(67,500)
Acquisition of GRFCO	0	(700,000)

Net cash used in investing activities	(1,930,865)	(2,632,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	3,372,420	4,114,995
Proceeds from equipment financing loans	274,042	584,002
Payments on equipment financing loans	(328,147)	(109,890)
Payments on other notes payable	(25,000)	0
Payments on bridge notes payable	0	(1,123,750)
Proceeds from other notes payable	0	25,000

Net cash provided by financing activities	3,293,315	3,490,357

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,294,359)	(4,889,993)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,393,567	8,517,945

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,099,208	$3,627,952

See accompanying notes to financial statements

BioNebraska, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2000 and 1999
(unaudited)

Note 1.  Summary of Significant Accounting Policies

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

Note 2.  Restatement

Subsequent to the issuance of the financial statements for the six-month period ended June 30, 2000, the Company’s management determined that the Company’s Series E and F preferred stock should have been classified differently in the financial statements and that modifications made to certain stock options in 1998 were not properly reflected.   As a result, the financial statements as of June 30, 2000 were restated to increase redeemable preferred stock presented outside of shareholders’ equity/(deficit) and reduce shareholders’ equity.  The net loss applicable to common shareholders was not affected by these restatements for the three and six-month periods ended June 30, 2000 and 1999.   The effects of these restatements on the Company's financial statements are as follows:

	As Previously
	Reported	As Restated
As of December 31, 1999:

Redeemable preferred stock	$1,755,156	$15,453,012
Convertible preferred stock	2,752	1,481
Additional paid in capital	60,255,861	47,369,275
Deficit accumulated during the development stage	(43,150,043)	(43,960,043)

As of June 30, 2000:

Redeemable preferred stock	$1,799,219	$16,117,117
Convertible preferred stock	2,752	1,481
Additional paid in capital	63,580,540	50,073,913
Deficit accumulated during the
development stage	(50,510,591)	(51,320,591)

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

BIONEBRASKA, INC.

Dated: March 27, 2001	/s/ Thomas R. Coolidge______________
Thomas R. Coolidge
Chief Executive Officer and Chairman
(Duly Authorized Officer)

/s/ David S. Walker_________________
David S. Walker
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)