Form 10-Q/A
period 2000-09-30
BIONEBRASKA INC
filed 2001-03-28
CIK 910133

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q/A
Amendment No. 1 to Form 10-Q/A

(Mark One)

XXX	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

____	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-30493

BioNebraska, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	47-0727668
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

3820 N.W. 46th Street, Lincoln, Nebraska	68524-1637
(Address of principal executive offices)	Zip Code

(402) 470-2100
(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.   YES   X     NO

As of October 27, 2000 the Company had 7,297,220 shares of Common Stock, $.01 par value per share, outstanding.

BIONEBRASKA, INC.
INDEX

This Form 10-Q is hereby amended to replace the Financial Statements in Item 1 of Part I as follows:

PART I.      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of
September 30, 2000 and December 31, 1999 (unaudited)

Condensed Consolidated Statement of Operations for the
three and nine month periods ended September 30, 2000
and September 30, 1999 (unaudited)

Condensed Consolidated Statement of Cash Flows for the
nine month periods ended September 30, 2000 and September 30, 1999 (unaudited)

Notes to Financial Statements

SIGNATURES

BioNebraska, Inc.
(a development stage company)
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2000	1999
ASSETS	(As restated,	(As restated,
	see Note 2)	see Note 2)
Current Assets
Cash and cash equivalents	$12,099,834	$18,393,567
Receivables	10,002	13,896
Inventories	39,265	35,172
Total Current Assets	12,149,101	18,442,635

Property and Equipment, at cost	8,658,299	6,428,248
Less: accumulated depreciation	2,723,645	2,085,439
Net property and equipment	5,934,654	4,342,809

Patents and Patents Licensed, at cost	719,747	719,747
Less: accumulated amoritization	160,098	128,805
Net patents and patents licensed	559,649	590,942

Other Assets:
Licensing agreements, net of amortization	92,500	82,500
Deposits and fees	45,874	45,717
Deferred Financing costs, net of amortization	448,603	-
Total Other Assets	586,977	128,217

TOTAL ASSETS	$19,230,381	$23,504,603

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	1,009,458	1,637,605
Accrued stock appreciation rights	956,377	956,377
Long-Term obligations - current portion	898,757	565,335
Total Current Liabilities	2,864,592	3,159,317

Long-Term Liabilities:
Long-Term obligations, less current maturities	$1,923,727	$1,414,369

Total Liabilities	4,788,319	4,573,686

Redeemable Preferred Stock
Series A,E,F ($0.01 par value, 411,750 shares
authorized, 138,938 issued and outstanding,
at redemption value)	16,449,170	15,453,012

Shareholders' Equity

Common stock, ($0.01 par value, 20,000,000
shares authorized, 7,297,220 and 6,719,233
shares issued and outstanding)	72,972	67,192

Convertible preferred stock, Series B,C,D,G
($0.01 par value; 216,500 shares authorized,
148,104 shares issued and outstanding)	1,481	1,481

Additional paid-in capital	52,640,758	47,369,275

Deficit accumulated during the
development stage	(54,722,319)	(43,960,043)

Total Shareholders' Equity/(Deficit)	(2,007,108)	3,477,905

TOTAL LIABILITIES AND
SHAREHOLDER'S EQUITY/(DEFICIT)	$19,230,381	$23,504,603

See accompanying notes

BIONEBRASKA, INC.
(a development stage company)
Condensed Consolidated Statement of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative period From April 15, 1988 (date of incorporation)
	2000	1999	2000	1999	to September 30, 2000
Revenues	$2,545	$960	$10,040	$2,136	$3,660,377

Operating Costs and Expenses
General and administrative	653,167	528,867	1,848,809	1,516,836	15,546,296
Clinical trials	483,174	78,844	2,319,330	736,745	4,009,079
Research and development	2,281,458	1,718,954	6,882,640	6,207,683	38,978,142

Total Operating Costs and Expenses	3,417,799	2,326,665	11,050,779	8,461,264	58,533,517

Net Operating Loss	(3,415,254)	(2,325,705)	(11,040,739)	(8,459,128)	(54,873,140)

Other Income (Expense)
Interest income	164,140	30,774	577,865	135,985	1,434,592
Interest expense	(150,612)	(32,511)	(299,401)	(150,031)	(1,283,771)
	13,528	(1,737)	278,464	(14,046)	150,821

NET LOSS	$(3,401,726)	$(2,327,442)	$(10,762,275)	$(8,473,174)	$(54,722,319)

Preferred stock dividends accreted and cumulating but not declared	$(693,055)	$(693,055)	$(2,079,166)	$(2,079,166)	$(9,181,150)

Net loss applicable to common stock	$(4,094,781)	$(3,020,497)	$(12,841,441)	$(10,552,340)	$(63,903,469)

Basic and diluted net loss per common share	$(0.57)	$(0.61)	$(1.82)	$(2.24)	$(1.30)

Average number of common shares outstanding	7,184,721	4,933,582	7,042,125	4,701,264	3,924,440

See accompanying notes

BIONEBRASKA, INC.
(a development stage company)
Condensed Consolidated Statement of Cash Flows
(unaudited)

	Nine Months Ended September 30,		Cumulative period From April 15, 1988 (date of incorporation)
	2000	1999	to September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,762,275)	$(8,473,174)	$(54,722,319)

Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	669,499	310,858	3,122,717
Deferred financing costs	64,086	-	64,086
Expensing acquisition of in process research & development	-	700,000	1,200,000
Modification of stock options	-	-	810,000
Change in operating assets and liabilities:
Accounts receivable and other current assets	(199)	(30,348)	(49,266)
Accounts payable and accrued expenses	(628,146)	212,914	1,965,835

Net cash flows from operating activities	(10,657,035)	(7,279,750)	(47,608,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,230,050)	(2,629,327)	(8,889,978)
Increase in deposits and other assets	(10,157)	(41,765)	(138,374)
Increase in patents	-	-	(727,041)
Acquisition of GRFCo	-	(700,000)	(1,200,000)

Net cash flows from investing activities	(2,240,207)	(3,371,092)	(10,955,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	5,760,730	3,286,202	39,209,320
Net proceeds from issuance of preferred stock	-	-	27,231,371
Proceeds from long-term obligations	1,429,797	1,441,334	4,103,727
Payments on long-term obligations	(587,018)	(260,958)	(1,281,244)
Proceeds from bridge notes payable	-	-	3,765,500
Payments on bridge notes payable	-	(1,123,750)	(2,364,500)
Restricted cash	-	3,114,774	-

Net cash flows from financing activities	6,603,509	6,457,602	70,664,174

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,293,733)	(4,193,240)	12,099,834

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,393,567	5,403,171	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,099,834	$1,209,931	$12,099,834

Supplemental Disclosures

Stock option extension in exchange for extension of redeemable preferred stock	$512,689	$-	$512,689

Interest paid	$235,315	$150,031	$1,219,684

See accompanying notes

BioNebraska, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2000 and 1999
(unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation - The condensed consolidated balance sheets as of September 30, 2000, the condensed consolidated statement of operations for the three and nine month periods ended September 30, 2000 and 1999 and the condensed consolidated statement of cash flows for the nine month periods ended September 30, 2000 and 1999 have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary to present fairly the financial position at September 30, 2000, and results of operations and cash flows have been included.  Results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year, or any other period.  These financial statements and notes should be read in conjunction with the audited financial statements for the year ended December 31, 1999, included in the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission.

Principles of Consolidation - The consolidated statements include the accounts of BioNebraska, Inc. and its wholly owned subsidiary, GRFCO, Inc.  There are no material intercompany transactions.

Net loss per share – Net loss per share is computed by dividing the net loss applicable to common stock by the weighted-average number of common shares outstanding for the period. Basic and diluted earnings per share are the same because all common equivalent shares would be antidilutive due to the losses.

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

Shareholders Equity - During the first nine months of 2000, the Company issued 370,516 shares of Common Stock at $12.50 per share. Of the total shares, 85,800 shares were sold to accredited investors through a registered broker dealer who received an 8% commission on the sales and 117,800 shares were sold directly by the Company to accredited investors without a commission. In addition, on September 12, 2000, Medtronic, Inc. exercised purchase rights outlined in the 1998 Investment Agreement with the Company and purchased 166,916 shares of Common Stock at $12.50 per share.  In addition, warrants and stock options to purchase a total of 207,471 shares were exercised during the same period for gross proceeds of $1,221,226.

Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which will become effective for the Company on January 1, 2001.  SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value.  Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is currently reviewing the standard and its effect on the financial statements, but does not expect it to have a significant effect on its financial position or the results of its operations.  The Company does not use derivatives for speculative or trading purposes.

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

The Company’s ability to obtain profitability on substantial portions of its operations will also depend in large part on:  obtaining regulatory approvals of some of its products; entering into satisfactory agreements for product commercialization; making the transition from a developmental stage business to a manufacturing and marketing company; and obtaining additional financing through development collaborations or equity or debt issues, as necessary.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.  Restatement

Subsequent to the issuance of the financial statements for the nine-month period ended September 30, 2000, the Company’s management determined that the Company’s Series E and F preferred stock should have been classified differently in the financial statements.  As a result, the financial statements as of September 30, 2000 were restated to increase redeemable preferred stock presented outside of shareholders’ equity/(deficit) and reduce shareholders’ equity.   The net loss applicable to common shareholders was not affected by this restatement for the three and nine-month periods ended September 30, 2000 and 1999.   The effects of this restatement on the Company's financial statements are as follows:

	As Previously Reported	As Restated
As of December 31, 1999:
Redeemable preferred stock	$1,755,156	$15,453,012
Convertible preferred stock	2,752	1,481
Additional paid in capital	61,065,861	47,369,275

	As Previously Reported	As Restated
As of September 30, 2000:
Redeemable preferred stock	$1,821,250	$16,449,170
Convertible preferred stock	2,752	1,481
Additional paid in capital	67,267,407	52,640,758

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

BIONEBRASKA, INC.

Dated: March 27, 2001	/s/ Thomas R. Coolidge Thomas R. Coolidge Chief Executive Officer and Chairman (Duly Authorized Officer)

/s/ David S. Walker David S. Walker Senior Vice President and Chief Financial Officer (Principal Financial Officer)