Form 10-K
period 2000-12-31
BIONEBRASKA INC
filed 2001-03-28
CIK 910133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 2000
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transaction period from ___________________ to ____________________

Commission File Number  000-30493

BIONEBRASKA, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-0727668
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3820 N.W. 46th Street, Lincoln, Nebraska 68524-1637
(Address of principal executive offices)

Registrant's telephone number, including area code:  (402) 470-2100

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to section 12(g) of the Act: Common Stock, $.01 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes  (X)       No  (   )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (   )

As of March 20, 2001, the Company had outstanding 7,359,183 shares of Common Stock, $.01 par value.

PART I

ITEM 1.  BUSINESS

Introduction

          BioNebraska, Inc. (the “Company” or “BioNebraska”) is a development stage therapeutics company which was incorporated in 1988 and began development programs in 1989.  Since 1992, the Company has focused on reactivating major body endocrine hormone cascades with regulatory peptide hormones in the natural form.  The Company is engaged in clinical development of products for the treatment of Type 2 (adult onset) Diabetes, obesity, impaired glucose tolerance, advanced cases of osteoporosis and other symptoms of aging and various acute applications for serious medical conditions.

          The Company has and continues to develop, with the use of genetic engineering, the capability to biologically produce, purify and amidate middle-range peptide hormones (referred to generally as “MR Peptides”) in a natural form.  Several MR Peptides serve as key hormones which activate and regulate particular body systems and functions.  As a result of body malfunction or advancing age, these peptide hormones are often deficient or lacking.  The Company’s MR Peptide hormones serve to naturally activate the endocrine cascades which govern the relevant bodily functions.  The Company has developed a process for adding an amide (a chemical addition) to the carboxy terminus (one-end) of recombinant peptides.  An amide is often required to give a peptide full biological activity.  The Company believes its ability to produce these peptide hormones in the natural form at relatively low cost will enable the peptides to be reintroduced into the body to help restore and augment these hormones in patients who have lost the ability to produce them as a result of advancing age or body malfunctions.   The restoration or addition of these peptide hormones, in turn, may serve to partially or wholly restore the relevant body systems or functions.

          One of the Company’s two principal pharmaceutical products under development is human Glucagon-Like Peptide-1 (“GLP-1”).  The Company’s goal is to be a leader in the biological production of GLP-1 in the naturally-occurring form.  GLP-1 is believed to be an important peptide hormone that regulates metabolism and reduces high glucose levels in the blood and at the same time restores blood insulin towards normal levels in Type 2 diabetics, as well as persons with impaired glucose tolerance (“IGT”).

          The Company has successfully completed a Phase I/II clinical trial on the application of GLP-1 to treat patients with Type 2 Diabetes and is currently conducting a Phase IIa trial for the treatment of this indication.  In the event this Phase IIa trial is successful, Phase IIb and Phase III trials are expected to be conducted in several clinics nationwide and in Europe with the goal of fulfilling the requirements for the U.S. Food and Drug Administration (“FDA”) and European regulatory approvals to market the treatment.

          The Company has successfully completed a Phase I/II clinical trial to establish the safety and efficacy of using GLP-1 to control obesity and excess appetite.  The trial was conducted by Professor Mark K. Gutniak at the Karolinska Institute in Stockholm, Sweden.  The Company plans to commence a Phase II clinical trial for the GLP-1 Treatment of obesity in Denmark during the second quarter of this year.

          BioNebraska is also conducting preliminary clinical evaluations of GLP-1 for acute applications, where there are serious medical conditions.

          The Company’s other principal pharmaceutical product under development is Human Growth Hormone Releasing Factor (also known as growth hormone releasing hormone and referred to as “GRF”). The Company believes GRF can be an effective therapy in combination with parathyroid hormone for osteoporosis and various other symptoms of aging.  The Company has initiated, under a physician-sponsored IND, at the Osteoporosis Clinic of the Columbia/Presbyterian Hospital in Haverstraw, New York, an initial clinical trial utilizing GRF and parathyroid hormone (“PTH”), which can also be produced with the Company’s technologies, in separate three-month cohorts.  The objective is to stimulate new bone mass formation in elderly female patients with advanced osteoporosis.  If GRF and PTH, respectively, prove to be safe and well tolerated, the next arm of this clinical trial planned would be to treat with a combination of GRF and PTH.  If safe and efficacious, this combined treatment could be important for the broad range of patients at substantial risk of fractures from osteoporosis and other bone depletion disorders.

          The Company believes this peptide hormone can also serve as an effective therapy to improve the heart pumping functions of older patients suffering from enlarged left ventricle cardiomyopathy (“ELVC”) and other forms of congestive heart failure (“CHF”).  A Phase I/II clinical trial has been initiated under a physician-sponsored IND at Massachusetts General Hospital which is affiliated with Harvard Medical School (“MGH/Harvard”) for the GRF treatment of elderly patients with ELVC.

          The Company also believes that GRF can be an effective treatment to strengthen muscle structure and mobility in persons suffering from old age muscle frailty.  The Company supports at the University of Virginia Medical Center in Charlottesville an ongoing investigator clinical trial to measure safety and early efficacy in the treatment of old age muscle frailty with GRF.

          Company Progress

          BioNebraska received its initial funding and began development programs in May 1989, having been incorporated in April 1988.  From 1992 until the present, the Company has dedicated the major part of its efforts and resources to the development and production scale-up of its proprietary technologies and methods for manufacturing MR Peptides.  Since 1997, the Company has also focused on evaluation and clinical development of its primary peptide products for potential medical applications.  The Company now has the production capabilities and cGMP facilities to supply its primary peptides for large scale clinical trials and is preparing for commercial-scale recombinant production of GLP-1, GRF and PTH.  The Company intends to be a leading producer of these high purity peptides in their natural form.

          The Company is focusing on the use of natural MR Peptide regulatory hormones for therapy because they have been broadly studied and generally found to be safe.  Accordingly, the Company believes the time for development and pre-clinical and clinical testing of its natural MR Peptide hormone products may be shortened.  However, the Company does not expect regulatory approval for commercialization of its primary diabetes program before 2005.

          The Company’s planned pharmaceutical products will require additional development, construction of significant additional plant facilities, further clinical testing and additional investment prior to commercialization.  The pharmaceutical products require the approval of the FDA for sale in the United States.  If and when approved as products, they must be manufactured in commercial quantities and marketed successfully.  Although the Company has successfully produced peptide hormones in limited quantities for research and development, the Company has not produced commercial quantities and does not yet have adequate facilities and staff to produce peptide hormones for commercial therapeutic purposes, although a commercial-sized fermentation plant has been constructed and is undergoing validation.

          In addition, the Company currently has no established marketing capabilities, and will need to either develop such capabilities internally or enter into arrangements with one or more corporate partners for marketing and distribution.  The Company’s ability to successfully commercialize its products may depend in part on the extent to which reimbursement for the costs of such products and treatments will be available from government health administration authorities, private health insurers, and other organizations.  Each of these steps involves significant amounts of time and expense and could be subject to unforeseen delays.  There can be no assurance that any of the Company’s product development efforts will be successfully completed, that regulatory approvals will be obtained where required, or that any products, if developed and introduced, will be successfully marketed or achieve market acceptance.

Middle-Range Peptides

          Peptides are formed by amino acids which act as “building blocks” in various combinations and sequences.  MR Peptides generally refer to peptides which are made up of 20 to 60 amino acid “building blocks” or “residues.”  Peptides consisting of more than 60 amino acid residues are generally known as proteins and tend to develop complex three dimensional structures.  Some peptides, including many MR Peptides, perform fundamental activation and regulatory functions as hormones in the body and consequently can be pharmaceutically important.

          Peptides made up of less than 20 amino acid residues generally can be produced in commercial quantities by conventional chemical synthesis and often at acceptable costs.  Proteins also can be efficiently produced by conventional biological means using genetic engineering (referred to generally as “recombinant production”) at relatively high but often acceptable costs for pharmaceutical applications.  Due to the inherent difficulty and expense, and the inability to amidate, associated with the recombinant production of MR Peptides, recombinant methods of producing MR Peptides have not been generally successful.  Further, the expense of producing MR Peptides with conventional chemical synthesis dramatically increases when the peptides incorporate more than 20 amino acid residues, and efficiency is sharply decreased.  The difficulties of manufacturing MR Peptides by chemical synthesis and the associated costs are often not acceptable for commercial pharmaceutical use, particularly when the size of the MR Peptide increases above 25 amino acid residues.  The Company believes it has developed novel technologies and processes for the efficient production and purification of MR Peptides at relatively low costs, as compared to the reported cost of chemical synthesis.

          These technologies and processes involve the introduction of the gene code for a proprietary expression leader peptide connected to a molecule, which is a precursor to the MR Peptide, into an organism, such as E. coli bacteria.  The bacteria are then introduced into a carefully controlled environment in a fermentation vessel and are grown by fermentation.  The bacteria are then harvested, their cells broken open and the precursor MR Peptide, with the leader peptide attached, is selectively removed from the cell mass by proprietary purification methods.  The MR Peptide is then severed from the leader peptide using proprietary technologies, further purified and often amidated, to yield the natural human form of the MR Peptide.  The production of an MR Peptide by these genetic engineering and biological means is referred to as “recombinant production” and the product produced is a recombinant MR Peptide.

          An important characteristic of many MR Peptides is that, in their natural form, they end with an amide.  This amide ending is often required to constitute the natural peptide and develop full biological activity but cannot be made by recombinant production and must be added by chemical means.  The inability to add amide endings on MR Peptides at an acceptable cost has been a major impediment to the efficient recombinant production of MR Peptides.  The Company believes it and its scientific collaborators have developed several efficient, novel and proprietary processes for adding this amide to MR Peptides which are produced recombinantly.  In combination with the Company’s other recombinant production technologies, this makes possible the efficient and relatively low cost production of natural MR Peptides of high purity which incorporate the amide.

          Protein hormone therapies are generally expensive.  For example, it is the Company’s understanding that growth hormone replacement treatment of abnormal short stature can cost patients in excess of $20,000 per year and an annual treatment with erythropoietin (“EPO”) to supplement kidney dialysis can cost $10,000 to $14,000.  These treatment costs result in part from the high production costs for the particular protein or peptide.  The Company believes that the lack of efficient recombinant production and amidation processes has been a major impediment in the development and production of MR Peptide hormone therapies for wide medical applications.  The Company’s goal is to lower the costs of MR Peptide hormone therapies to increase the feasibility of sustained treatments with these peptides and to increase the availability of third party reimbursement for these therapies.

MR Peptide Production

          The Company has developed and plans to continue to develop and scale-up recombinant production processes to produce MR Peptide hormones for its GLP-1 and GRF Programs, as well as for other proprietary Company pharmaceutical programs.  The Company may also produce MR Peptide hormones for other pharmaceutical customers under contract.  Production processes have been developed for GLP-1, GRF, two forms of PTH, and certain other MR Peptide hormones, such as calcitonin and calcitonin analogs.

          The Company has designed and built fermentation and peptide purification facilities to produce cGMP pharmaceutical peptide products.  In its current facility, BioNebraska can produce enough precursor materials by fermentation to produce up to 100 kilograms of peptide per year.  While it will only be able to produce at the rate of 12 kilograms per year of peptide in its current facility, the Company is planning to build a larger (120 kilograms per year) downstream processing facility in the near future.

Pharmaceutical Programs

          The Company’s pharmaceutical programs are initially focused on conducting human clinical trials on the therapeutic applications of GLP-1 and GRF.  It is the Company’s plan to raise funds in equity offerings to support its pharmaceutical programs, including the clinical trials and the scaling up of cGMP production of these peptide hormones.  The Company also plans to obtain one or more pharmaceutical company marketing partners to commercialize applications of its products and to provide strategic and potentially financial support for the later stages of clinical trials.  The Company’s ability to commercialize these peptide hormones is dependent on the Company’s success in raising the necessary funds and entering into one or more collaborations with marketing partners.  There is no assurance that the Company will be able to do so.

                    GLP-1 Therapy for Type 2 Diabetes and Impaired Glucose Tolerance

          One of the Company’s two principal therapeutic platforms involves the recombinant production and formulation of GLP-1, which is a hormone made up of 30 amino acid residues with an amide at the C terminus.  This hormone is also referred to as GLP–1 (7–36) amide.  GLP-1 has been demonstrated in more than 50 short studies of humans with Type 2 Diabetes and related conditions to substantially reduce high glucose levels in the blood and at the same time to restore high blood insulin toward normal levels.

          Type 2 Diabetes, also known as “Non-Insulin Dependent Diabetes Mellitus” and “adult onset diabetes,” when untreated is characterized generally by elevated levels of glucose in the blood that result from defects in insulin secretion and action.  The disease, which normally appears after the age of 40, is preceded by conditions known as impaired glucose tolerance (“IGT”) and impaired fasting glucose (“IFG”).  Normally, coincident with IGT and IFG, is the condition of insulin resistance, where substantially higher insulin levels in the blood than normal are required to induce muscle and other tissues to take up or “metabolize” normal amounts of glucose.  Also coincident with IGT and IFG is the development of cardiovascular disease and obesity.

          A substantial number of persons with IGT and IFG progress in the course of one or more years into the state of Type 2 Diabetes.  Progression to Type 2 Diabetes is thought to result from loss of B-cell compensation and eventual failure.  This state is characterized by a loss of blood glucose control and a material elevation of glucose and (initially) insulin above normal levels in the blood.  As these high levels of glucose persist in Type 2 Diabetes, numerous adverse effects develop.  The pressure on the beta cells in the pancreas to produce the extra insulin required for glucose control slowly destroys them.  The high levels of glucose and insulin often result in obesity or increased obesity and in further deterioration over time of the cardiovascular system, the kidneys, the nervous system (including impotence), vision and other systems, as well as premature death.

          Current medications for Type 2 Diabetes available on the market include a variety of agents in pill form.  Some of these cause insulin to be released by the beta cells in the pancreas, some reduce the inappropriate release of glucose from the liver during the fasting state and some reduce insulin resistance.  The agents which cause the release of high amounts of insulin appear to have the effect of accelerating the demise of the beta cells and increasing cardiovascular risks.  Generally after a few years of use of these agents, due to the progressive elimination of beta cells leaving an inadequate number of such cells to produce the elevated insulin required to metabolize the glucose, insulin must be injected into the patient.  This is required to maintain the ever-increasing insulin levels needed to overcome the increasing insulin resistance in order to metabolize the glucose and to bring down the elevated glucose levels in the blood toward normal.

          A recent study in Type 2 Diabetes patients (the UKPDS study) has shown that the severe complications from Diabetes can be minimized by holding glucose levels near normal.  This is accomplished through the use of invasive blood glucose monitors (often four times per day) to measure blood glucose for the purposes of adjusting the amount of insulin available in the blood.  Adjustment of insulin levels is accomplished with the use of oral agents (in early stages of Type 2 Diabetes) or insulin injections (in later stages of Type 2 Diabetes), as the case may be, in order to keep glucose levels within normal tolerances.  This “Tight Control” objective is considered to be the optimum therapeutic goal in Diabetes.  This is because, as indicated in the study noted above, Tight Control appears to have reduced the deterioration in body systems which was evident in the less well controlled patients who were studied in parallel.  Tight Control is difficult and expensive to achieve and requires major patient discipline to rigidly follow the protocols.  This discipline can be more easily achieved with younger and middle-age patients, and has proved difficult to achieve in the elderly.  Tight Control requires a support network of doctors and nurses to provide frequent monitoring and counseling to the patient.

          Because GLP-1 appears to trigger a number of regulatory responses in the body which have the cumulative effect of reducing high glucose levels in the blood and at the same time restoring blood insulin towards normal levels, it is the Company’s hypothesis that the application of GLP-1 could deliver the equivalent of Tight Control, i.e., the progressive normalization of glucose, while at the same time bringing insulin levels back toward normal.  The latter effect is important because there would be less strain and demand on the patients’ remaining beta cells, thereby tending to preserve their function.  It is also conceivable, though not demonstrated, that using GLP-1 to achieve Tight Control could involve less invasive glucose monitoring and fewer requirements to adjust insulin, with less opportunities for hypoglycemia and less treatment pain and expense.  Also, the cardiovascular and other complications attributed to disregulated insulin levels could be minimized.  Even when the Type 2 patient requires injected insulin because of the depletion of beta cells, GLP-1 could be important in eliminating or minimizing the amount needed and the complications from elevated levels of insulin.  Finally, the Company believes that the application of GLP-1 in most stages of Type 2 Diabetes may serve to preserve pancreatic beta cells and their function and essentially arrest the otherwise inevitable progress of the disease.

          A serious danger for all Diabetics under medication is the hypoglycemic condition, where glucose levels, due to medication miscalculation or otherwise, drop seriously below normal.  In its worst manifestation, more often seen in the elderly, this condition can result in death or serious coma with permanent damage to the brain.  In milder cases, there can be a shock to the system and some neural damage and disorientation, often requiring help from another person to restore glucose levels and obtain relief.  It is the Company’s hypothesis, unproven as yet, that GLP-1 medication will serve to minimize this danger of hypoglycemic shock.  This is because the GLP-1 regulatory functions appear to be effective in lowering glucose only when glucose levels are higher than normal and do not appear to have the effect of pushing glucose levels sufficiently below normal to cause hypoglycemia.

          The Company has formed an Advisory Board of leading U.S. and European clinical experts on GLP-1 and its potential role in metabolic malfunctions and disease, such as Type 2 Diabetes, to participate in the design and review of clinical trials and to analyze the results of these trials.

          The Company has successfully completed in the United States corporate Phase I/II clinical trials for the FDA, measuring safety, dose-ranging and early efficacy of GLP-1 in the treatment of Type 2 diabetes.  A Phase II trial, under a physician-sponsored IND, has also been completed at the Panum Institute in Copenhagen, Denmark, under the direction of Professor Dr. Jens Juul Holst. The results from the trial indicate significant improvements in glucose control and pancreatic insulin expression and secretion, as well as significant reductions in insulin resistance, in advanced Type 2 diabetics after GLP-1 treatment over six weeks.  A Phase IIa corporate FDA clinical trial is currently in progress to measure dose-ranging and efficacy and a Phase IIb multi-center corporate FDA clinical trial is expected to commence later this year.  If these Phase II trials are successful, the Company expects that multi-center Phase III clinical trials will be conducted with the goal of obtaining FDA and European regulatory approvals for the marketing of this therapy.  The Company has also completed extensive pre-clinical chronic and acute toxicology tests with GLP-1, using many times the proposed human dosage.  None of these tests nor any of the human trials to date have indicated any systemic toxicity from the Company’s GLP-1.

                    GLP-1 Therapy for Obesity and Excess Appetite

          At the end of 2000, the Company successfully completed a Phase I/II clinical trial to preliminarily test the effect of GLP-1 treatment on food intake and appetite in healthy obese patients and its safety in this application.  The trial was conducted by an investigator affiliated with the Karolinska Institute in Stockholm, Sweden under a physician-sponsored IND.  The trial demonstrated a significant reduction of food intake with five days of GLP-1 treatment.  The Company intends to initiate in the second quarter of 2001 a Phase II Company-sponsored trial in Denmark for the GLP-1 treatment of healthy obese patients over a period of six weeks.  The target will be to demonstrate significant weight reduction from the treatment.  In the event this trial is successful, the Company intends to initiate additional Phase II and III trials in Europe and the U.S. with a view toward obtaining regulatory marketing approvals for this application.

                    GRF Therapy for CHF and other Symptoms of Aging

          The Company’s other principal therapeutic platform involves the recombinant production and amidation of GRF, which is a hormone made up of 44 amino acid residues with a C-terminal amide.  GRF is generally believed to activate and regulate a major endocrine hormone cascade (referred to herein as the “growth/maintenance endocrine cascade”).  To accomplish this, GRF releases the several forms of growth hormone which in turn stimulates the production and release of IGF-1 and IGF-1 binding proteins and feed-back control mechanisms that generally govern the growth of the body during younger years and the maintenance of the body in the years after growth stops.

          The Company is engaged in a long-term program for the application of GRF in combination with PTH as a therapy for osteoporosis.  The Company completed a pilot study in 1997 on the application of GRF to treat a small number of elderly female patients with advanced cases of post-menopausal osteoporosis.  Advanced cases of osteoporosis are those where the patient has suffered one or more fractures without substantial trauma.  This pilot study sought to determine an appropriate GRF dose and then demonstrate that the application of low dose GRF therapy would achieve significant growth hormone responses in these patients over a sustained period.  The study indicated that low GRF doses are well tolerated and without any apparent significant adverse side effects in this fragile group.  The study also indicated that low doses of GRF reactivated substantial growth hormone releases in most of the patients.  These results were consistent with the reactivation of the growth/maintenance cascade.

          If GRF and PTH, respectively, prove to be safe and well tolerated in the initial clinical trials currently being carried out by Professor Robert Lindsay, President of the U.S. Osteoporosis Foundation, at the Helen Hays Unit of New York Columbia Presbyterian Hospital, the next clinical trial planned will be to treat with a combination of GRF and PTH.  If this trial indicates safety and early efficacy, substantially longer clinical trials in several medical centers with a larger number of patients will be required.  In the event these larger trials show safety and efficacy, the Company could then be in a position to apply for regulatory approvals for marketing the therapy.  If safe and efficacious, this combined treatment could be important for the broad range of patients at substantial risk of fractures from osteoporosis and other bone depletion disorders who currently have no effective therapy.  The Company holds issued patents in the United States covering the use of GRF for the treatment of osteoporosis.  The Company also holds issued patents in the United States and in several European countries covering the use of GRF and PTH in combination for the treatment of osteoporosis.

          A Phase I/II clinical trial, under a physician-sponsored IND, is near completion with the application of the Company’s GRF at the University of Virginia Medical Center for the treatment of catabolism and muscle frailty in the elderly under the direction of Professor Johannes Veldhuis.  In the event the results of these trials are encouraging, Professor Veldhuis will then conduct Phase II clinical trials for the application of GRF, and GRF in combination with androgens and estrogens, for the treatment of these indications.  Professor Veldhuis is a leading investigator in the growth/maintenance endocrine cascade and is a Coordinator for the National Institutes of Health in this field.  If warranted, the Company will then proceed with Phase II and III trials to demonstrate definitive therapeutic applications for this condition.  The Company holds patents, issued in the U.S. and Europe, for the use of GRF, and GRF in combination with testosterone, for the treatment of severe catabolism and shock.

          The Company initiated, under a physician-sponsored IND, a program for the use of GRF to improve the heart pumping functions of older patients suffering from an enlarged left ventricle, a prevalent and serious form of congestive heart failure (“CHF”).  In the event results of the MGH/Harvard dose-ranging and early efficacy trial are positive, the Company will embark on Phase II and III clinical trials for the purpose of obtaining FDA and other regulatory approvals for the marketing of GRF for this CHF condition.

                    Peptide Hormone Delivery

          The initial delivery mode for GLP-1 and GRF in the respective pharmaceutical programs will be subcutaneous infusion using programmable external pumps and to a lesser extent by subcutaneous injection.  The Company believes that these delivery methods are appropriate, given the serious nature of the illnesses addressed and the substantial markets involved.  See “Markets and Marketing” below.  Because each of these products has potential applications in wider markets, i.e., GLP-1 to arrest the progress of Type 2 Diabetes and to prevent persons with IGT from becoming Type 2 Diabetics and GRF/PTH for material addition of bone mass to osteoporotics, the Company intends to embark upon programs to deliver these peptide products by means which will not require continuous subcutaneous infusion with an external pump or one or more subcutaneous injections each day.  New technologies for subcutaneous infusion with a small disposable “patch” device over one to three days, or through the sustained release of these therapies over one or more months by injected depot, are being considered.

          Possibilities for delivering these peptides include injected depot sustained-release technologies, the use of implanted steady state and programmable pumps, orally-administered tablets, buccal tablets and deep lung insufflation techniques.  Several companies have recently reported the successful delivery in humans of peptide hormones by oral tablets.  Because it does not have or intend to develop new non-injection or infusion technologies in-house, the Company will be required to work with one or more of the several companies which have developed proprietary technologies in these delivery areas.  There is no assurance that the Company will be able to demonstrate appropriate non-injection or non-infusion delivery methods for its products or that, even if it does, an appropriate commercial agreement can be entered into with the company possessing the particular delivery technology.

          The Company intends to consider new delivery systems which can provide the functional equivalent of the injection or infusion delivery systems initially used.  The Company has embarked on programs for the development of injected depot release of GLP-1 and also for its administration with an oral pill.  These systems, if effective, would then be substituted for those systems as the equivalent.  In general, additional clinical trials can be expected to be required before FDA or other regulatory approval can be obtained for wider applications of GLP-1 and GRF products using these new delivery methods.  There can be no assurance that such approvals will be forthcoming.

Proprietary Rights

          See Item 7-Additional Factors That May Affect Future Performance – Dependence on Patents and Proprietary Technology.

Markets and Marketing

          The Company believes that there are approximately 16 million persons in the United States suffering from Diabetes, of which approximately 15 million have Type 2 Diabetes. A major portion of these persons are diagnosed from time to time and put on medication.  The Company believes that similar incidence of this disease exist in Western and Central Europe, Japan, Canada and Australia.  The Company believes that China has over 40 million and India has over 30 million persons suffering from Type 2 Diabetes and Impaired Glucose Tolerance.  The Company is not aware of any existing drug therapy which has the broad capability of holding glucose to near normal levels while, at the same time, substantially lowering insulin levels for Type 2 Diabetics and avoiding episodes of hypoglycemia.

          The Company intends to establish one or more collaborations to market GLP-1 therapy for Type 2 Diabetes.  The Company’s development program entails clinical trials for the delivery of GLP-1 by external pump infusion and by a skin patch device which provides an equivalent infusion delivery as a therapy for Type 2 Diabetes and, if successful, applying to the FDA for marketing approval.  The Company expects to develop additional delivery methods for GLP-1 for the treatment of this disease in parallel to its current clinical  trials which are expected to use external pump infusion; and, in the event initial regulatory approval for GLP-1 is obtained, intends to apply for regulatory approval of these additional delivery methods.

          The Company believes that, at any one time, there are in excess of one million cases of acute osteoporosis in the United States.  In addition, the Company believes that over 20 million women in the United States suffer substantial bone depletion from post menopausal osteoporosis conditions, and as a result, have a likelihood of developing serious bone fractures.  Older men, believed to number approximately one-tenth of the women with an osteoporosis condition in the same age ranges, also suffer from osteoporosis, sustain similar bone depletion conditions and have substantial risks of serious fractures.  As many as 50 million people in Europe and Japan may suffer from acute osteoporosis and from the lesser forms of osteoporosis.  The Company is not aware of any existing therapy for osteoporosis which has the capability of adding substantial natural bone mass to all parts of the skeleton of patients who suffer from osteoporosis.  The Company intends to conduct clinical trials for the application of GRF/PTH as a therapy for acute osteoporosis with the objective of applying for market approvals.  The Company may enter into a collaborative or marketing arrangement with one or more pharmaceutical companies for the conduct of its osteoporosis clinical program, as well as for the marketing of other GRF therapies for the elderly.

          The Company believes that there are currently more than 4 million cases of congestive heart failure in the United States and similar prevalence levels in relation to population in Western and Central Europe, Japan, China and Canada. The Company believes that a substantial number of these could benefit from GRF therapy.  The Company’s initial focus will be on the application of GRF for enlarged left ventricle cardiomyopathy with initial studies being carried out at MGH/Harvard.  In the event this program is successful, the Company will move into further clinical trials for this condition with a view toward obtaining applicable regulatory approvals.  The marketing of GRF for this and similar applications, in the event regulatory approvals are received, is expected to be carried out on a collaborative basis with a company which has an appropriate marketing presence in the cardiovascular field.  Other than a heart transplant and the use of growth hormone in younger cases, the Company is not aware of any therapies which have had substantial success in reversing the deterioration in, or in strengthening, the heart function in these cases.  There can be no assurance that any such GRF therapeutic application will be successful or obtain regulatory approval or that the Company’s GRF could be marketed profitably for this application.

          Obesity is a major health problem in the U.S.  Approximately twenty percent of the U.S. population is severely obese and more than forty percent are obese.  Obesity often leads to aberrant glucose metabolism and Type 2 Diabetes.  The Company believes that, in the event its clinical trials program for appetite control and weight reduction with GLP-1 proves successful, the application of GLP-1 for treatment of obesity will achieve a substantial market position.  The Company plans to enlist a substantial corporate partner for this activity.

GRF Royalty

          In 1996, in connection with the Company’s purchase of a former equity interest in the Company’s GRF program, the Company agreed to pay Cambridge Biotech Corporation (now Aquila Biopharmaceuticals, Inc., a wholly-owned subsidiary of Antigenics Inc.) a royalty on proceeds from the sale of GRF made by the Company for certain therapeutic purposes described in the agreement.  The Company has the right to buy out the royalty interest by a lump sum payment within a six year period expiring on December 31, 2002 or a larger amount payment within a ten year period expiring on December 31, 2006.  The Company has not yet decided whether it will exercise this right to make a lump sum payment because the amount of royalties are unknown at this time.

Government Regulation

          Regulation by governmental entities in the United States and other countries will be a significant factor in the preclinical and clinical testing, production, labeling, sale, distribution, marketing, advertising and promotion of any products developed by the Company or its strategic partners.  The Company's therapeutic products will require regulatory approval or clearance by governmental agencies prior to commercialization.  The nature and the extent to which such regulation may apply to the Company or its strategic partners will vary depending on the nature of any such products.

          Human pharmaceutical therapeutic products, including pharmaceutical MR Peptides, are subject to rigorous preclinical and clinical testing and other requirements by the United States Food and Drug Administration (“FDA”) in the United States and similar health authorities in foreign countries.  Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, distribution, storage, record keeping and marketing of such products.  The process of obtaining these approvals or clearances is uncertain and the process of and the subsequent compliance with appropriate federal and foreign statutes and regulations is time consuming and require the expenditure of substantial resources.

          Generally, to gain FDA pre-market approval for a biopharmaceutical product, a company first must conduct extensive preclinical studies in the laboratory and in animal model systems to gain preliminary information on a product's potential efficacy and to identify any safety problems.  The results of these studies are submitted as a part of an investigational new drug application (“IND”), which must become effective before human clinical trials of an investigational drug can start.  To commercialize any products, the Company and its strategic partners will be required to sponsor and file an IND and will be responsible for initiating and overseeing a series of clinical trials to demonstrate the safety, purity, efficacy and potency in the case of biological drugs, or safety and efficacy in the case of non–biological drugs that are necessary to obtain FDA approval of any such products.  Clinical trials are normally done in three phases (Phase I - safety and pharmacologic assessment; Phase II, dose ranging and efficacy trials, and Phase III – 200-1000 patient trials to provide substantial, longer term evidence of safety and efficacy).  These trials normally take three to six or more years to complete.

          After completion of clinical trials for a new product, FDA marketing approval must be obtained.  Because the Company’s current MR Peptide products are classified as drugs, the Company will be required to file a new drug application (“NDA”) and receive approval before commercial marketing of the drug.  These testing and approval processes are uncertain and require substantial time and the expenditure of substantial resources, and there can be no assurance that any such approval will be granted on a timely basis, if at all.  NDAs submitted to the FDA can take, on average, two to five years to receive approval.  In the event a therapeutic product is considered to be important and have efficacy, not available with existing products, this period can be substantially shortened.  The FDA must confirm that good laboratory, clinical and manufacturing practices were maintained as well as determine that safety, purity, efficacy, and potency have been established.  If questions arise during the FDA review process, approval can take more than five years.

          Even if FDA regulatory approvals are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions, including but not limited to recall or seizure of product, injunction against manufacture, distribution, sales and marketing and criminal prosecution.

          For marketing outside the United States, the Company will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products.  The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

Competition

          In general, the markets being addressed by the Company are very large and would logically attract the attention of large companies which could expend substantial resources in the development and marketing of competitive products.  There can be no assurance that, in the case of each of the Company’s programs and products, one or more major competitors will not enter the market with an equivalent or superior program or product.  Potential competitors may also have significantly greater experience than the Company in conducting clinical trials and in obtaining FDA and other regulatory approvals of products for health care.

          The Company’s competitive position will also depend in part on its ability to obtain patent protection for its processes and products.  The Company owns or has licensed a substantial number of patents and patent applications covering methods for the recombinant production of GLP-1 and GRF, and certain other peptide hormones.  Patent protection for the Company does exist for important therapeutic uses related to GRF and may exist for some important therapeutic uses of GLP-1.  Patent protection will not be available, however, with regard to many therapeutic uses of GLP-1 and GRF, and other peptide hormones which the Company may desire to produce.  Patent protection may exist for various methods of producing GLP–1 and GRF, and other peptide hormones by recombinant methods.  There can be no assurance, however, that any new patent protection will materialize.

          The Company has focused on the medical application of peptide hormones in the precise natural form to reactivate body endocrine systems in the belief that, for long-term and possibly lifetime applications, the patient’s long-term, adverse side effects profile from these therapies should be minimized and, consequently, regulatory clearances for long-term use should be simplified.  BioNebraska is aware of one company that appears to have an early stage program for the recombinant production of GLP-1.  The Company believes that competition may also come from chemically constructed forms of its peptide products, non-natural, chemically-constructed small peptides and small chemical molecule agents and mimics which attempt to emulate the effect of the Company’s natural-form regulatory peptide hormones.  The competition may also come from smaller, non-natural but easier to produce analogs of the Company’s peptide products which may be more amenable to synthesis by chemical means.  None of these competitive technologies are believed to have been qualified or are near qualification with regulatory authorities for long-term pharmaceutical use.

          The Company believes that two large pharmaceutical companies are pursuing programs for the therapeutic use of non-natural analogs of GLP-1 for Type 2 Diabetes.  The Company believes that such activities are in the early development stage.  The Company also understands that the relatively high cost of producing GLP-1 and its analogs by chemical synthesis has been a substantial deterrent to these programs and that there has not been evident success to date in being able to recombinantly produce and amidate the GLP-1 molecule in the natural form on a sufficiently low-cost basis for large scale therapy.  The Company believes that the processes it has developed for the production and amidation of GLP-1 and certain other processes for production may be substantially protected by its nineteen issued U.S. patents and are also covered by additional patent applications which have been filed or will be filed in the U.S. and other jurisdictions.  However, there can be no assurance that a competitor will not succeed in reaching the market with a GLP-1 therapy program before the Company, that the Company’s processes for the production and amidation of GLP-1 will be protected by additional issued patents or that efficient recombinant production methods, other than those protected by the patent applications and issued patents, will not be developed and deployed for the production of GLP-1.

          The Company is not aware of any programs of pharmaceutical companies which are focusing on the therapeutic application of GRF for enlarged left ventricle or other forms of CHF.  The only current therapy known to the Company for the advanced enlarged left ventricle form of CHF is heart transplant, which is often not a practical alternative, particularly when the patient is elderly.

          The Company is aware of a program in late stages of clinical trials for the use of PTH to treat forms of osteoporosis.  The Company believes that any regulatory approval of such a program will have a beneficial effect on its program to use GRF and PTH in combination for the treatment of osteoporosis, which is covered by U.S. and other patents.

          The Company is aware of certain programs being undertaken by at least one large pharmaceutical company to create small peptides or small molecule chemical mimics which, when delivered as a therapy, could have the effect of releasing growth hormone in the patient.  While the Company believes that these research programs are still in early development stages, there can be no assurance that such a small peptide or chemical mimic will not be developed which could be used in competition with GRF therapy for osteoporosis or other applications.  A small peptide or mimic could, if successfully developed, also become a competitor in the treatment of certain symptoms of aging.

          The Company is aware that an application for the use of a shorter analog of GRF, which is not the natural form, has been approved by the FDA for the treatment of short stature.  However, the Company understands that this form of GRF is produced by chemical means, which the Company believes involves considerably greater expense and may be difficult to formulate and less pure than the form derived from the recombinant manufacture of GRF.

          Middle-Range Peptide Production

          The Company is aware of one large Japanese company which states that it is able to recombinantly produce, purify and amidate certain MR Peptides on an efficient basis.  The Company is aware of one small U.S. company that has indicated an interest in entering the MR Peptide business, but has not, to the Company’s knowledge, demonstrated the technical capabilities to do so.

Employees

          As of March 6, 2001, the Company employed 107 full-time and four part-time employees, and has been using the services of 20 part-time consultants, primarily for medical advice and studies, and research and development functions. Eighteen of the employees hold degrees at the doctorate level, eight at the masters level and 58 others are university graduates in science.  No employees are represented by labor organizations and there are no collective bargaining agreements.  The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

Facilities

          The Company currently leases approximately 40,000 square feet of facilities in the Lincoln, Nebraska Air Park.  The Company has two leases through the year 2013, with options to renew the leases through the year 2018.  In these facilities, the Company has constructed offices and research laboratories, quality control and quality acceptance laboratories and a downstream processing plant which will have a production capacity of 12 kilograms per year.  This downstream processing plant has been started up and its operation is being validated.  Also in these facilities, the construction and installation of a commercial-sized fermentation plant has been completed and is currently being validated.  The fermentation plant is large enough to support commercial downstream processing plants with aggregate capacities of up to 100 kilograms per year.

ITEM 3.  LEGAL PROCEEDINGS

          The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Holders

          There is no established trading market for the Company’s Common Stock.  As of March 20, 2001, the Company’s Common Stock was held of record by 450 persons.  In addition, a number of shares were held in street name by nominees for a number of additional shareholders.  The Company also has seven series of outstanding convertible preferred stock.

Dividends

          To date, the Company has not paid cash dividends on its Common Stock and currently does not intend to pay cash dividends in the foreseeable future.  If and to the extent that any operating profits are realized, the Company currently intends, for the foreseeable future, to utilize such profits for operating purposes.  Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements and other such factors as the Board of Directors deems relevant.  As long as any Convertible Preferred Stock is outstanding, no dividend whatsoever may be declared or paid upon, nor shall any distribution be made upon Common Stock or any junior securities, unless payment in full of all cumulative dividends on the outstanding Convertible Preferred Stock has been paid.

Sales of Unregistered Securities Since September 30, 2000.

          In December 2000, the holder of a placement agent warrant exercised a warrant to purchase 22,000 shares of common stock at $7.00 per share.

          In December 2000, a holder of the Company’s outstanding preferred stock converted 850 shares of Series F Preferred Stock into 10,625 shares of Common Stock at a conversion price of $8.00 per share.  The Company believes that the transactions enumerated above were exempt under Section 4(2) of the Act, and from the Registration and prospectus delivery requirements of that Act and from applicable state securities laws in the states where the United States purchasers reside.

ITEM 6.  SELECTED FINANCIAL DATA

          The following tables set forth selected financial data of the Company, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Company’s Consolidated Financial Statements.  The selected financial data as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 are derived from the audited financial statements of the Company. The financial statements for the year 2000 have been audited by Deloitte & Touche LLP, who were appointed as the Company’s new independent auditors in November 2000. The financial statements for all prior years were audited by Loren D. Swanson, CPA, independent auditor.

Selected Financial Data
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2000	1999	1998	1997	1996
Statement of Operations Data:
Operating revenues & collaborative payments	$ 10	$ 5	$ 12	$ 6	$ 295
Loss from continuing operations applicable to common shareholders	(22,320)	(15,388)	(10,862)	(5,984)	(5,398)
Loss from operations per share applicable to common shareholders	(3.14)	(3.04)	(2.55)	(1.41)	(1.27)

	As of December 31,
	2000	1999	1998	1997	1996
Balance Sheet Data:
Total assets	$16,573	$23,505	$10,262	$3,050	$3,464
Long term debt	2,592	1,428	255	96	46
Redeemable preferred stock	16,676	15,453	14,125	3,158	1,491
Shareholders’ equity (deficit)	(4,837)	3,478	(7,359)	(3,911)	1,117

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the preceding “Selected Financial Data,” the Company’s Consolidated Financial Statements and Notes thereto and the other financial data included elsewhere in this document.  The dollar amounts below have been rounded in order to simplify their presentation.  However, the ratios and percentages are calculated using the detailed financial information contained in the Consolidated Financial Statements and the Notes thereto and the financial data included elsewhere in this document.  References to years are for the respective fiscal years ended December 31, unless otherwise noted.

Overview

          BioNebraska is a development stage therapeutics company engaged in the recombinant production and clinical development of peptide hormone products for the treatment of Type 2 Diabetes, impaired glucose tolerance, advanced cases of osteoporosis and other symptoms of aging, obesity and excess appetite and various acute conditions.  The Company is conducting clinical trials of these products for several of these applications.  No regulatory approvals have been obtained, and consequently, the Company has derived no revenues from the sale of these products.

          Since inception in 1989, the Company has experienced operating losses and anticipates that its operating losses will continue for the foreseeable future until such time as one or more therapeutic products receive regulatory approval and are successfully marketed.  Expenditures will be primarily related to research and development activities, which include clinical trials, and scale-up of commercial manufacturing.

Results of Operations

          Fiscal Years Ended December 31, 2000 and 1999

          Research and development expenses include those costs associated with the research, development, production and testing of the Company’s pharmaceutical products and the protection of proprietary rights.  Included in research and development expenses are direct costs incurred in conducting the Company’s clinical trials. Total research and development costs increased from $10.4 million in 1999 to $14.5 million in 2000. The increase primarily reflects increased clinical trial activity and a compensation charge of $2.3 million associated with the modification of stock option terms. Additional costs were also incurred associated with increased production scale up activities and further development of the Company’s production technology.

                    General and administrative expenses increased from $2.2 million in 1999 to $5.3 million in 2000.  The increase primarily reflects a compensation charge of $2.8 million associated with the modification of stock option terms, together with higher operating costs as the Company strengthened its administrative support structure.

          Interest income increased from $291,519 to $740,532 in 2000 reflecting the higher average cash balance in 2000, following the sale of equity securities in the fourth quarter of 1999. The Company incurred $499,822 in interest expense in 2000 as compared to $231,550 in 1999. The increase reflects interest charges associated with the extension of certain preferred stock terms and an increase in equipment financing costs.

          Fiscal Years Ended December 31, 1999 and 1998

          Research and development costs increased from $6.5 million in 1998 to $10.4 million in 1999, due to the increased number of trials to test the safety and efficacy of the Company’s therapeutic products and a compensation charge of $0.3 million associated with the increased expense of stock appreciation rights. In addition, expenditures of $0.7 million were incurred in acquiring the outstanding stock of R&C Enterprises. The acquisition costs were expensed as research and development costs in accordance with FASB Statement No. 2 and Interpretation No. 4.  No significant tangible assets were acquired and no liabilities were assumed in this acquisition.  Certain rights to patents were acquired, but this value was expensed as research and development because there were no products or related revenues.

          General and administrative expenses decreased from $2.5 million in 1998 to $2.2 million in 1999.  Costs in 1998 included a $0.3 million charge associated with modification of stock option terms.

          The Company incurred $231,550 in interest expense in 1999, compared to $319,549 in 1998. The 1998 interest expenses related primarily to a convertible bridge financing under which the Company issued $3,765,500 in principal amount of Bridge Notes.  Each Bridge Note holder had the right to convert to Common Stock up to 50% of the principal amount of the Bridge Notes at a price of $7.00 per share.  Interest accrued under the Bridge Notes at 10% per annum for the first six months and at 12% per annum during the six-month extension period. As of December 31, 1998, $413,000 principal plus accrued interest had been converted into 65,329 shares of common stock and principal of $1,240,750, plus accrued interest had been repaid by the Company.  Of the remaining $2,111,750 of principal, $988,000 of principal, plus accrued interest, was converted into 160,478 shares of common stock in 1999.  The balance of $1,123,750 of principal, plus accrued interest was repaid by the Company in early 1999.

Liquidity and Capital Resources

                    The Company has financed its operations since inception primarily through sales of equity securities and, to a lesser extent, collaboration payments and sales of metal detection kits.  Collaboration payments received and metal detection kit sales were $2.7 million and $1.0 million, respectively, from inception through 2000.  From inception through 2000, the Company has received approximately $68 million in net proceeds from equity financings, of which almost $25 million was raised through the sale of Common Stock in 1999.

          During 2000, the Company sold 370,516 shares of common stock at $12.50 per share. In addition, warrants and stock options  to purchase a total of  229,471 shares were exercised for gross proceeds of $1.4 million. During the year the Company used approximately $14.2 million of cash for operating activities and $2.3 million for asset acquisitions.  Proceeds from equipment financing totaled $2.8 million and capital repayments in respect of equipment financing were $0.9 million.  As of December 31, 2000, the Company had total cash and cash equivalents of $9.5 million, and working capital of $7.6 million.

          In December of 2000, the Company converted outstanding stock appreciation rights to non-qualified stock options to purchase 96,387 shares of Common Stock. The Company recorded an expense for the difference between the accrued liability and the intrinsic value of the stock options (fair value for non-employees), which were fully vested when issued.

          At December 31, 2000, the Company had a shareholders’ deficit accumulated during the development stage of $63.5 million.  Historically, the auditor’s reports on the Company’s financial statements have contained an explanatory paragraph concerning the Company’s ability to continue as a going concern and its status as a development stage company.  The Company expects to continue to incur additional losses, and will require additional working capital, as it incurs substantial expenses related to additional personnel, clinical trials, research and development activities, and scale-up of commercial manufacturing.  Based on its current operating plan, the Company believes that existing cash and cash equivalents will be sufficient to fund its operations at the current levels until the middle of 2001.  The Company’s plans assume that it will receive, prior to that time, additional financing from the sales of further equity securities in the private equity markets.  Any additional required financing may not be available to the Company on satisfactory terms, if at all.  The unavailability of acceptable financing would prevent or delay the development and commercialization of the Company’s products.

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value.  Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, with earlier adoption encouraged.  The adoption of SFAS No. 133 was not a material to the Company’s financial statements.

Impact of Inflation

          The impact of inflation on the financial position or results of operations of the Company was not material for the years ended December 31, 2000, 1999 and 1998.

Cautionary Statement About Forward-Looking Statements

          Certain statements in this Annual Report on Form 10-K, particularly under this Item 2, may constitute “forward looking statements” within the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “seek” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.  These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the uncertainties involved in the additional development of the Company’s new pharmaceutical products, the outcomes of clinical trials, obtaining regulatory approvals or clearances, the ability of the Company’s products to be manufactured in commercial quantities, construction of additional facilities for commercial production, the development of internal or contractual distribution and marketing capabilities, the extent to which reimbursement for the costs of the products and treatments will be available from government health administration authorities, private health insurers and other organizations, protection of the Company’s patent and proprietary rights, potential competition and the dependence of the Company on obtaining future financing.  The Company does not undertake responsibility to update such forward-looking statements to reflect events that arise after the date of this report.  Following is a detailed discussion of these risks and uncertainties follows under the heading, “Additional Factors That May Affect Future Performance.”

Additional Factors That May Affect Future Performance

          BioNebraska’s business is subject to various risks, including those described below.  You should carefully consider these risk factors, together with all of the other information in this Form 10-K.  Any of these risks could materially adversely affect the Company’s business, operating results and financial condition.

          Development Stage Enterprise; Risks of New Product Development; Market Uncertainty.  The Company is a development stage enterprise and its operations to date have been funded principally by sales of equity and convertible debt securities to investors.  The Company is pursuing the development of several new pharmaceutical products.  The Company’s planned pharmaceutical products will require additional development, construction of significant plant facilities, clinical testing and investment prior to commercialization.  The pharmaceutical products require the approval of the FDA for sale in the United States and of the relevant regulatory authorities for sale in Europe. Once approved as products, they must be manufactured in commercial quantities and marketed successfully.  The Company currently has limited marketing capabilities, and will need to either develop such capabilities internally or enter into arrangements with one or more corporate partners for marketing and distribution.  Each of these steps involves significant amounts of time and expense and could be subject to unforeseen delays.  There can be no assurance that any of the Company’s product development efforts will be successfully completed, that regulatory approvals will be obtained where required, or that any products, if developed and introduced, will be successfully marketed or achieve market acceptance.

          Historical and Continuing Operating Losses.  Historically, the auditor’s reports on the Company’s financial statements have contained an explanatory paragraph concerning the Company’s ability to continue as a going concern and its status as a development stage company. Operating as a development company, the Company has incurred significant operating losses in each year since inception of its business in 1989 and, based on audited financial information,  had an accumulated deficit of $63.5 million as of December 31, 2000.  The Company’s ability to achieve profitable operations is dependent in large part on obtaining regulatory approvals of some of its products, entering into agreements for product development and commercialization, and making the transition to a manufacturing and marketing company.  There can be no assurance that the Company will ever achieve a profitable level of operations.

          Sufficiency of Working Capital; Dependence on Future Financing.  Depending upon the circumstances and the progress of the Company’s development efforts, the Company believes that existing funds should be adequate to finance operations at the current levels until the middle of 2001. The Company will require additional funding prior to that time, and the Company’s plan of operation assumes that additional funding will be received through the sale of additional equity securities.  There can be no assurance that future funding will be available, or, if available, that it will be on terms acceptable or favorable to the Company or its shareholders.  The Company’s plan of operation also assumes that none of the holders of Preferred Stock will exercise any put rights that become available to require the Company to repurchase such shares.  If future financing is required for operations and is unavailable for any reason, the Company may be forced to discontinue some or all of its operations or delay the development and commercialization of its products.

          Outcome of Human Clinical Trials and Dependence Upon New Production Processes.  The Company’s plans are based on (i) completing clinical studies of GLP-1, GRF and GRF in combination with PTH which demonstrate that they have therapeutic applications; (ii) further developing and scaling up commercial processes for the production of human peptide hormones, including GLP-1, GRF and PTH; and (iii) obtaining approval from the FDA, European or other regulatory authorities to market these therapies.  The Company has not yet accomplished the foregoing objectives and, as a result, its plans and processes have not been fully developed and tested. Failure (i) to efficiently produce peptide hormones in appropriate amounts, (ii) to successfully control glucose levels in Type 2 diabetics with GLP-1 in its human studies, or (iii) to release the natural elements of the patient’s growth and maintenance cascade with GRF, would each have a material adverse effect on the Company.  There is no assurance that any of the Company’s other programs will be successfully developed or marketed.

          Lack of Commercial Production Experience.  Although the Company has successfully produced peptide hormones in limited quantities for research, development and clinical trials and has completed the construction of its first fermentation plant and has constructed and is operating its first small size down stream processing plant, the Company has not produced commercial quantities and does not yet have adequate facilities and staff to produce peptide hormones for commercial pharmaceutical applications.  While large batches of peptide have been made which, if made continuously, would result in substantial production, there can be no assurance that the Company will be able to efficiently produce commercial quantities of these peptide hormones.  The Company will need to obtain various other licenses and approvals to construct and operate commercial production facilities, and there is no assurance that they can be obtained.

          Government Regulation.  The Company’s planned pharmaceutical products will be subject to extensive regulation by federal, state and local government authorities in the United States and any other countries where the Company’s products may be tested or marketed.  The FDA and comparable agencies in other countries impose substantial requirements that must be satisfied before newly developed pharmaceutical products may be sold.  Approval by the FDA in most cases requires lengthy, detailed, and costly laboratory and clinical testing procedures to demonstrate a product’s efficacy and safety before the product can be sold.  There can be no assurance that the Company will receive FDA approval for any of its planned pharmaceutical products or, even if it does receive FDA approval for a particular product, that the Company will ever recover its costs in connection with obtaining such approval.  With respect to any of the Company’s planned products, the failure of the Company to receive requisite FDA approval, or significant delays in obtaining such approval, could prevent the commercial development of such product and could have a material adverse effect on the Company.  The Company has not applied for, and does not have, the approval of any foreign country to sell its products.  To date the Company has not brought any product through the FDA approval process and may encounter unforeseen difficulties or delays in doing so.  The Company’s ability to successfully commercialize any pharmaceutical products will depend on its ability to meet the FDA’s current Good Manufacturing Practices (“cGMP”) and other regulations relating to advertising and promoting, selling and marketing, labeling, and continual review by regulatory authorities. No assurance can be given that the Company’s current production processes can be scaled-up to commercial levels under cGMP standards at an acceptable cost.  If commercial scale cGMP processes and facilities cannot be attained, the Company’s ability to conduct commercial manufacturing will be adversely affected.

          Dependence on Health Care Reimbursement.  The Company’s ability to commercialize its products successfully may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers, and other organizations.  Government and other third-party payors are increasingly challenging the prices of medical products and services.  Uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development.  If adequate coverage and reimbursement levels are not provided by government and other third-party payors for use of the Company’s products, the market acceptance of these products could be adversely affected.

          Rapid Technological Change.  All of the Company’s business areas have been characterized by rapid technological change.  Changes in technology may result in partial or total obsolescence of the Company’s present and proposed products within time frames not anticipated by the Company.  The Company will be required to respond to these changes by enhancing its existing products and developing and/or marketing new products.  There can be no assurance that the Company will be able to respond successfully.

          Dependence on Patents and Proprietary Technology.  The success of the Company will depend on its ability to maintain competitive technological positions in the areas of the therapeutic applications of its products and its production technologies.  The Company has filed a significant number of patent applications and has received several issued patents in the United States and other jurisdictions with respect to its production processes and some therapeutic patents.  Patent protection will not be available, however,  with regard to many therapeutic uses of GLP-1, GRF, PTH and other peptide hormones which the Company may desire to produce. There can be no assurance that the Company’s patent applications, whether domestic or foreign, will be granted or that, if granted, will provide the Company a significant competitive advantage.

          While the Company does not believe that it will infringe the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future or that the Company will be able to successfully defend against any such claim.  A United States patent was issued on March 25, 1997 to Massachusetts General Hospital with claims directed to the use of GLP-1 (7-36) amide for the treatment of Type 2 diabetes and hyperglycemia and for the enhancement of beta-cell expression of insulin.  The Company may be required to obtain a license or a sublicense under this patent to carry out its planned programs in the United States. The Company can provide no assurance that it will be able to obtain a license or a sublicense, on commercially reasonable terms, under this patent.  If a license or sublicense under this patent is necessary, and the Company cannot obtain such a license or sublicense, and cannot successfully challenge the validity of such patent, the Company may be prohibited from selling GLP-1 (7-36) amide in the United States, for treatment of the covered conditions, and the Company may need to emphasize marketing strategies in countries where Massachusetts General Hospital has not obtained patent protection.

          Even if the Company determines that a license or sublicense under this patent is unnecessary, patent infringement litigation may ensue.  Even if an infringement claim by the Massachusetts General Hospital is without merit, and if the Company prevailed in demonstrating that the patent is invalid and/or not infringed, defending a lawsuit will take significant time, and might be expensive and time consuming for management.  If the Company does not prevail in such a lawsuit and sells products that are covered by the patent, then the Company might have to pay substantial damages for past infringement in the United States.  Further, the Company would be prohibited from selling its products before it obtained a license, which, if available at all, might require the Company to pay substantial royalties.

          The Company is aware of several issued patents and patent applications relating to the combined therapeutic use of GLP-1 and oral hypoglycemic agents (i.e., oral drugs exhibiting a glucose-lowering effect) to treat diabetes.  If the Company determines that GLP-1 should be used and sold in combination with such an oral hypoglycemic agent, the Company may be required to obtain a license or sublicense to one or more of these patents; the Company can provide no assurance that it will be able to do so on commercially reasonable terms.  If a license or sublicense is necessary, and the Company cannot obtain such a license or sublicense and cannot successfully challenge the validity of the patent, then the Company may be prohibited from selling such a combination of GLP-1 and an oral hypoglycemic agent in the United States and other countries where such patents are in force.

          The commercial success of the Company also will depend upon avoiding the infringement of patents issued to competitors and avoiding breach of the technology licenses upon which certain of the Company’s planned future products are or will be based.  There can be no assurance that patents do not exist or that patent applications could not be filed which would have an adverse effect on the Company’s ability to produce and market its products.  In the event the Company inadvertently breaches an existing license or fails to obtain a license for any technology that it may require to commercialize its products, a material adverse effect on the Company could result.  Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company’s patent and license rights or to determine the scope and validity of others’ proprietary rights.  If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the outcome is favorable to the Company.  There can be no assurance that the Company’s patents, if issued, would be held valid by a court of competent jurisdiction.  An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using the relevant technology.

          The Company also relies on certain technologies which constitute proprietary trade secrets and know-how that are not patentable and therefore may be available to the Company’s competitors.  Although the Company has also taken steps to protect its unpatented trade secrets and know-how through confidentiality agreements, there can be no assurance that these agreements can be effectively enforced.  There can be no assurance that the Company will maintain the confidentiality of its technology, dissemination of which could have a material adverse effect on the Company, and  there can be no assurance that others will not independently develop technologies similar to those developed by the Company or obtain access to the Company’s technologies.

          Competition.  There can be no assurance that potential competitors, which have substantially greater financial resources, more extensive business experience and greater development, marketing and support capabilities than the Company, may not succeed in developing competitive production capabilities and therefore competitive products.

          Dependence on Key Personnel and Availability of Qualified Personnel.  The future success of the Company is dependent upon the abilities and continued services of the executive officers and senior management personnel.  While the Company has been able to hire four senior executives in the last six months, competition for personnel is intense and there is no assurance that the Company will be able to continue to attract and retain the necessary qualified personnel.

          No Public Market for the Shares; Lack of Liquidity.  There is currently no public market for the Company’s Common Stock and there can be no assurance that a public market for the Common Stock will develop in the future or that the outstanding shares can be resold at or above the price at which they were purchased.  Further, all of the shares were issued based on exemptions from registration under the Securities Act of 1933 and applicable state law.  Consequently, the outstanding shares cannot be sold unless they are registered or an exemption from such registration is available.  Accordingly, investors should anticipate holding their outstanding securities for an extended period of time.

          Voting Control.  The Company’s current officers, directors and 5% shareholders collectively own Common Stock and Preferred Stock which, for practical purposes, provides voting control and enables them to direct the affairs of the Company, including the appointment of officers and determination of officers’ compensation.  The issuance of additional Common Stock or Preferred Stock under certain circumstances could have the effect of changing control of the Company.  See “Principal Shareholders” and “Description of Securities.”

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISKS

          BioNebraska is exposed to market risk related to changes in interest rates.  The Company does not use derivative financial instruments for speculative or trading purposes.  Due to the short-term nature of the cash equivalents, the Company believes that there is no material exposure to interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in the Form 10-K:

Independent Auditors’ Reports
Consolidated Balance Sheets as of December 31, 2000 and 1999
Consolidated Statements of Operations for years ended December 31, 2000, 1999, and 1998 and for the period from April 15, 1988 (date of incorporation) to December 31, 2000
Consolidated Statements of Cash Flows for years ended December 31, 2000, 1999 and 1998 and for the period from April 15, 1988 (date of incorporation) to December 31, 2000
Consolidated Statements of Shareholders’ Equity/(Deficit) for years ended December 31, 2000, 1999 and 1998 and for the period from April 15, 1988 (date of incorporation) to December 31, 2000
Notes to Consolidated Financial Statements

Loren D. Swanson
Certified Public Accountant
6120 Havelock Avenue, Suite A-2
Lincoln, Nebraska 68507

Independent Auditor’s Report

The Board of Directors
BioNebraska, Inc.
3820 N. W. 46th Street
Lincoln, Nebraska 68524

I have audited the accompanying consolidated balance sheet of BioNebraska, Inc. and subsidiary as of December 31, 1999 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 1999 and 1998, and the cumulative period from April 15, 1988 (date of incorporation) to December 31, 1999.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards.  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above represent fairly, in all material respects, the financial position of BioNebraska, Inc. and subsidiary as of December 31, 1999 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and for the cumulative period from April 15, 1988 (date of incorporation) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12 to the financial statements, the Company, from inception, has incurred losses from development activities that raise substantial questions about its ability to continue as a going concern, unless supporting funds or assistance continue to become available to the Company from external sources.  Management has in the past and continues to rely on the proceeds of private investments and development collaborations to fund its operating deficit.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in Notes 9 and 11, the accompanying 1999 and 1998 financial statements have been restated.

/s/ Loren D. Swanson

Loren D. Swanson
March 4, 2000 (November 9, 2000 as to Note 9 and March 20, 2001 as to Note 11)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
BioNebraska, Inc.
Lincoln, Nebraska

We have audited the accompanying consolidated balance sheet of BioNebraska, Inc. and subsidiary (a development stage company) as of December 31, 2000, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended, and for the cumulative period from April 15, 1988 (date of incorporation) to December 31, 2000.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The Company’s consolidated financial statements for the cumulative period April 15, 1988 (date of incorporation) through December 31, 1999 were audited by another auditor whose report, dated March 4, 2000 (November 9, 2000 as to Note 9 and March 20, 2001 as to Note 11), is included herein.  The consolidated financial statements for the cumulative period April 15, 1988 (date of incorporation) through December 31, 1999 reflect total revenues of $3,650,337 and a net loss of $43,960,043.  Our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditor.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit and the report of the other auditor provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor, such financial statements present fairly, in all material respects, the financial position of BioNebraska, Inc. and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, and for the period from April 15, 1988 (date of incorporation) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The Company is in the development stage at December 31, 2000.  As discussed in Note 1 to the consolidated financial statements, the Company has not yet completed product development, obtained required regulatory approvals, or verified the market acceptance and demand for such product.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is a development stage therapeutics enterprise focused on reactivating major body endocrine hormone cascades with regulatory peptide hormones in the natural form.  As discussed in Note 12 to the financial statements, the Company, from inception, has incurred losses from development activities that raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 12.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Deloitte & Touche LLP

March 20, 2001
Lincoln, Nebraska

BIONEBRASKA, INC.
AND SUBSIDIARY
(a development stage company)
Consolidated Balance Sheets

	December 31,
	2000	1999
ASSETS

Current assets
Cash and cash equivalents	$9,492,135	$18,393,567
Prepaid expenses	174,499	--
Other current assets	45,734	49,068
Total current assets	9,712,368	18,442,635

Property and equipment, net of accumulated depreciation $2,973,722 and $2,085,439	5,780,172	4,342,809
Patents and patents licensed, net of accumulated amortization of $170,529 and $128,805	663,437	590,942
Deferred financing costs, net of accumulated amortization of $128,172	384,517	--
Other assets	32,599	128,217
Total assets	$16,573,093	$23,504,603

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)

Current liabilities:
Accounts payable	$628,374	$1,608,335
Accrued expenses	288,354	29,270
Accrued stock appreciation rights	--	956,377
Capital lease obligations – current portion	617,251	333,715
Notes payable – current portion	608,299	217,780
Total current liabilities	2,142,278	3,145,477

Long-term liabilities:
Capital lease obligations – less current portion	1,036,871	762,645
Notes payable – less current portion	1,555,465	665,564
Total long-term liabilities	2,592,336	1,428,209

Total liabilities	4,734,614	4,573,686

Redeemable preferred stock
Series A, E, and F ($0.01 par value, 411,750 shares authorized, 138,088 and 138,938 issued and outstanding in 2000 and 1999, at redemption value)	16,675,502	15,453,012

Shareholders’ equity/(deficit) Common stock, ($0.01 par value, 20,000,000 shares authorized, 7,329,845 and 6,719,233 shares issued and outstanding in 2000 and 1999)	73,298	67,192
Convertible preferred stock, Series B, C, D, G ($0.01 par value; 216,500 shares authorized, 148,104 shares issued and outstanding)	1,481	1,481
Additional paid-in capital	58,603,886	47,369,275
Deficit accumulated during development stage	(63,515,688)	(43,960,043)
Total shareholders’ equity/(deficit)	(4,837,023)	3,477,905

Total liabilities and shareholders’ equity/(deficit)	$16,573,093	$23,504,603

See accompanying notes to consolidated financial statements

BIONEBRASKA, INC.
AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Operations

	2000	Year Ended December 31, 1999	1998	Cumulative period from April 15, 1988 (date of incorporation) to December 31, 2000
REVENUES

Collaborative research agreements	$--	$--	$2,186	$1,528,583
Joint venture sales and services	--	--	--	1,150,000
Metal detection kit sales	10,040	5,181	10,368	981,794

Total revenues	10,040	5,181	12,554	3,660,377

OPERATING COSTS AND EXPENSES

General and administrative	5,305,063	2,245,934	2,468,639	19,002,550
Research and development	14,501,332	10,435,131	6,452,230	48,286,583

Total	19,806,395	12,681,065	8,920,869	67,289,133

OPERATING LOSS	(19,796,355)	(12,675,884)	(8,908,315)	(63,628,756)

OTHER INCOME (EXPENSE)

Interest income	740,532	291,519	357,385	1,597,259
Interest expense	(499,822)	(231,550)	(319,549)	(1,484,191)
	240,710	59,969	37,836	113,068

NET LOSS	($19,555,645)	($12,615,915)	($8,870,479)	($63,515,688)

Preferred stock dividends (accreted $1,319,921, $1,328,208, and $791,384 for 2000, 1999, and 1998, accumulating but not declared of $1,444,014, $1,444,014, and $1,200,262 for 2000, 1999, and 1998 respectively)	(2,763,935)	(2,772,222)	(1,991,646)	(9,865,919)

Net loss applicable to common stock	($22,319,580)	($15,388,137)	($10,862,125)	($73,381,607)
Basic and diluted loss per common share	($3.14)	($3.04)	($2.55)	($19.15)
Average number of common shares outstanding – basic and diluted	7,108,617	5,058,928	4,264,559	3,832,698

See accompanying notes to consolidated financial statements.

BIONEBRASKA, INC.
AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Cash Flows

	2000	Year Ended December 31 1999	1998	Cumulative period from April 15, 1988 (date of incorporation) to December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($19,555,645)	($12,615,915)	($8,870,479)	($63,515,688)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,012,507	790,191	612,051	3,383,225
Amortization of deferred financing costs	128,172	—	—	128,172
Acquired in process research and development	—	700,000	—	1,200,000
Stock-based compensation expense	5,079,408	—	810,000	5,889,408
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(171,163)	(44,322)	240,017	(220,231)
Accounts payable and accrued expenses	(720,876)	1,690,847	(4,822)	1,873,105
Net cash flows from operating activities	(14,227,597)	(9,479,199)	(7,213,233)	(51,262,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,325,646)	(3,980,757)	(721,550)	(8,753,894)
Decrease in other assets	13,118	(15,401)	(15,078)	(264,278)
Increase in patents	(114,219)	(117,188)	(47,027)	(841,260)
Acquisition of R&C, Inc. and GRFCo	—	(700,000)	—	(1,200,000)
Net cash flows from investing activities	(2,426,747)	(4,813,346)	(783,655)	(11,059,432)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and exercise of warrants	5,914,731	23,792,651	—	39,363,320
Net proceeds from issuance of preferred stock	—	—	15,175,000	27,231,371
Restricted cash from Series G preferred stock	—	3,114,774	(3,114,774)	—
Proceeds from long-term obligations	2,765,502	1,799,791	466,272	5,439,432
Payments on notes payable and capital leases	(927,321)	(300,525)	(200,461)	(1,621,547)
Proceeds from bridge notes payable	—	—	1,085,500	3,765,500
Payments on bridge notes	—	(1,123,750)	(1,240,750)	(2,364,500)
Net cash flows from financing activities	7,752,912	27,282,941	12,170,787	71,813,576
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,901,432)	12,990,396	4,173,899	9,492,135
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,393,567	5,403,171	1,229,272	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,492,135	$18,393,567	$5,403,171	$9,492,135

Supplemental Disclosures of Investing and Financing Activities
Interest paid	$324,938	$223,342	$275,205	$1,077,447
Conversion of bridge notes to common stock	$—	$988,000	$413,000	$1,401,000
Conversion of preferred Series F to common stock	$105,721	$—	$—	$105,721
Conversion of SARs to options	$956,377	$—	$—	$—

See accompanying notes to consolidated financial statements.

BIONEBRASKA, INC.
AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Shareholders’ Equity/(Deficit)

	Convertible Preferred Stock					Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

	Number of Shares	Par Value Series B Amount	Par Value Series C Amount	Par Value Series D Amount	Par Value Series G Amount	Number of Shares	Par Amount	Amount	Amount	Amount
INITIAL ISSUE
Issuance of common stock						2,085,003	$20,850	$703,649		$724,499
Debt conversion to common stock						821,992	8,220	1,953,443		1,961,663
1993 unit common stock offering						1,109,750	11,097	5,470,792		5,481,889
1995 warrants exercised						242,370	2,424	1,494,211		1,496,635
1995 issuance of 16,365 shares of preferred stock, Series B	16,365	$164						1,472,686		1,472,850
1996 issuance of 21,000 shares of preferred stock, Series C	21,000		$210					1,889,790		1,890,000
1996 issuance of 60,739 shares of preferred stock, Series D	60,739			$607				6,021,614		6,022,221
Accretion of preferred stock, Series A and E to redemption value								(487,121)		(487,121)
Net loss for the period from April 15, 1988 (date of incorporation) to December 31, 1997									($22,473,649)	(22,473,649)
BALANCE AT DECEMBER 31, 1997	98,104	164	210	607	0	4,259,115	42,591	18,519,064	(22,473,649)	(3,911,013)

Issuance of preferred stock, Series G	50,000				$500			4,999,500		5,000,000
Modification of stock options – 1993 Plan								810,000		810,000
Conversion of bridge notes to common stock						65,329	653	403,600		404,253
Accretion of preferred stock, Series A,E, and F to redemption value								(791,384)		(791,384)
Net loss									(8,870,479)	(8,870,479)
BALANCE AT DECEMBER 31, 1998	148,104	164	210	607	500	4,324,444	43,244	23,940,780	(31,344,128)	(7,358,623)

Conversion of bridge notes to common stock						160,478	1,605	930,228		931,833
Issuance of common stock						2,234,311	22,343	23,826,475		23,848,818
Accretion of preferred stock, Series A,E, and F to redemption value								(1,328,208)		(1,328,208)
Net loss									(12,615,915)	(12,615,915)
BALANCE AT DECEMBER 31, 1999	148,104	164	210	607	500	6,719,233	67,192	47,369,275	(43,960,043)	3,477,905

Issuance of common stock						370,516	3,705	4,549,780		4,553,485
Warrants exercised						229,471	2,295	1,358,951		1,361,246
Conversion of 850 shares Series F to common stock						10,625	106	97,327		97,433
Modification of stock options								512,689		512,689
Modification of stock options – 1993 Plan								5,032,534		5,032,534
Conversion of SARs to stock options								1,003,251		1,003,251
Accretion of preferred stock, Series A,E, and F to redemption value								(1,319,921)		(1,319,921)
Net loss									(19,555,645)	(19,555,645)
BALANCE AT DECEMBER 31, 2000	148,104	$164	$210	$607	$500	7,329,845	$73,298	$58,603,886	($63,515,688)	($4,837,023)

See accompanying notes to consolidated financial statements.

Note 1.   Summary of Significant Accounting Policies

Description of Business - The Company is a biological and medical services developmental stage business.  Business activities include the development and application of processes for the production by biological means of middle-range peptide hormones and the development of pharmaceutical programs for therapeutic applications of middle-range peptides.  The Company has not earned significant revenues from planned principal operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Statement of Financial Accounting Standards No. 7.  The Company operates and reports in one business segment, biotechnology development.

Principles of Consolidation - The consolidated financial statements include accounts of BioNebraska, Inc. a Delaware corporation, and its wholly owned subsidiary GRF Corporation.  All inter-company transactions have been eliminated.

Use of estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash equivalents - The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation.  Depreciation of furniture, fixtures and equipment is computed using accelerated and straight line methods over estimated useful lives of 3 to 10 years.  Leasehold improvements are depreciated using the straight line method over the shorter of the lease arrangements or their estimated useful lives (15 to 40 years).

Patents and Patents Licensed – The costs of all patents issued and licensed are amortized over 17 years on a straight-line basis.

Long-lived Assets – The Company reviews long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Should such an assessment indicate that the value of a long-lived asset is impaired, an impairment loss is recognized for the difference between the carrying value of the asset and its estimated fair value.

Deferred Financing Costs – The Company amortizes deferred financing costs on a straight line basis which approximates the interest method, over the term of the related financing.

Income Taxes – The company files a consolidated income tax return with its subsidiary.  Deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates.

Loss per share –  Loss per share is computed by dividing the net loss applicable to common stock by the weighted-average number of common shares outstanding for the period. Basic and diluted loss per share are the same because options for 1,834,392, 1,619,005 and 922,005 shares of common stock are excluded in 2000, 1999 and 1998, respectively, as all common equivalent shares would be antidilutive due to the losses.

Stock-based Compensation – As permitted by SFAS No. 123, “Accounting for Stock-based Compensation”, the Company accounts for its stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.  All stock-based awards to independent consultants are accounted for under the fair value method as required by SFAS No. 123 and related interpretations.

Revenue Recognition –  Revenue related to collaborative payments from joint ventures and research agreements is recognized when earned under the terms of the agreement and when performance obligations have been met and related payments are receivable and non-refundable.  The Company recognizes revenue from kit sales when they are shipped.

Research and development –  The Company expenses its research and development and clinical trial costs as incurred.

Fair Value of Financial Instruments – The carrying value of all financial instruments, except capital leases and notes payable, approximates fair value due to the short-term nature of the instruments.  The carrying value of capital leases and notes payable approximates fair value due to the fixed interest rates on these instruments being consistent with current interest rates.

Redeemable Preferred Stock –  Preferred stock with redemption rights at the option of the holder are classified as shareholders’ equity after such redemption rights have expired.

New Accounting Pronouncements –  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value.  Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, with earlier adoption encouraged. The adoption of SFAS No. 133 was not material to the Company’s financial statements.

Reclassifications – Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

Note 2.   Property and Equipment

Property and equipment are comprised of the following:

	2000	1999
Buildings	$209,410	$149,810
Furniture and fixtures	452,102	353,459
Lab and production equipment	4,261,815	3,951,534
Leasehold improvements	516,912	491,225
Construction-in-progress	3,313,655	1,482,220
	8,753,894	6,428,248
Less accumulated depreciation	(2,973,722)	(2,085,439)
	$5,780,172	$4,342,809

Note 3.   Other Assets

Other assets are comprised of the following:

	2000	1999
Deposits and fees	$32,599	$45,717
Licensing agreements, net of amortization	--	82,500
	$32,599	$128,217

Note 4.   Income Taxes

Deferred tax assets and (liabilities) are comprised of the following:

	2000	1999
Deferred tax assets
Net operating loss carryforwards	$22,871,000	$17,197,000
Accrued liabilities	96,000	--
Total deferred tax assets	22,967,000	17,197,000
Less: Valuation allowance	(22,931,000)	(17,197,000)
Deferred tax liabilities
Prepaid expenses	(36,000)	--
Net deferred tax asset	$—	$—

 A valuation allowance has been provided against deferred tax assets as of December 31, 2000 and 1999 because realization of these amounts is dependent on generating future taxable income.  At the present time, the realization of these amounts is considered unlikely.  As of December 31, 2000, the Company has net operating loss carryforwards of approximately $57,000,000 which expire beginning in 2005 through 2020.

A reconciliation of income taxes is as follows:

	2000	1999	1998
Federal income taxes	($6,828,000)	($4,416,000)	($3,105,000)
State income taxes, net of federal benefit	(975,000)	(631,000)	(444,000)
Stock compensation	2,064,000	193,000	--
Other	5,000	--	--
Change in valuation allowance	5,734,000	4,854,000	3,549,000
	$—	$—	$—

Note 5.  Notes Payable

Notes payable consist of the following:

	December 31, 2000	December 31, 1999
Notes payable to financial institutions; maturing February 1, 2003 through May 1, 2004; bearing interest between 13.07% and 13.87%; collateralized by lab and production equipment, payable in monthly installments	$2,163,764	$883,344
Less current portion	(608,299)	(217,780)
Notes payable, excluding current portion	$1,555,465	$665,564

Notes payable at December 31, 2000 consist of the following:

Year Ending December 31
2001	$608,299
2002	696,127
2003	607,766
2004	251,572
$2,163,764

Note 6.        Lease Commitments

Leases – The Company leases land, buildings and equipment under operating and capital leases which expire at various dates from February 2001 through October 2013.  The Company’s rent expense for operating leases was approximately $224,000, $214,000 and $176,000 during the years ended December 31, 2000, 1999 and 1998 respectively.

The Company pays insurance and maintenance costs associated with leased real estate.

Future minimum payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more and present value of the minimum capital lease payments are as follows:

Year Ending December 31	Operating Leases	Capital Leases
2001	$290,376	$846,578
2002	298,376	673,335
2003	265,508	554,456
2004	254,329	51,964
2005	254,329	2,879
Thereafter	1,308,027	--
Total minimum obligations	$2,670,945	2,129,212
Less interest at 10% to 20%		(475,090)
Present value of net minimum lease payments		1,654,122
Less current portion		(617,251)
		$1,036,871

Note 7.    Commitments and Contingencies

The Company has entered into license, clinical trial and supply agreements with universities, research organizations and commercial companies.  Certain of the license agreements require payments of royalties on future sales of resulting products and may subject the Company to minimum annual payments.  Payments under these license agreements have not been significant and, at December 31, 2000, noncancellable commitments are immaterial.

The Company has entered into employment agreements with a number of executive officers.  The agreements provide for annual base salary compensation, entitlement to stock options and severance payments in the event of termination, other than for cause.

The Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. Operating in a developmental stage, the Company has not yet been exposed to credit risks of its customers in the normal course of business.  Concentrations of credit risk associated with trade receivables are not yet a significant risk.

The Company has a 401(K) retirement plan covering substantially all employees.  No contributions are required or allowed by the Company under the provisions of the plan.

The Company, from time to time, is involved in various legal matters arising in the ordinary course of business.  In management’s opinion, none of these matters, individually or in the aggregate, will materially affect the Company’s results of operations or its financial position.

Note 8.     Convertible Bridge Notes

In 1997 and 1998, the Company sold $3,765,500 in principal amount of Subordinated Promissory notes.  Each Note holder had the right to convert to Common Stock up to 50% of the principal amount of the Notes at a price of $7.00 per share.  Interest accrued under the Notes at 10% per annum for the first six months and at 12% per annum during the six-month extension period.

As of December 31, 1998, $413,000 principal plus accrued interest, had been converted into 65,329 shares of common stock and principal of $1,240,750, plus accrued interest had been repaid by the Company in 1998.  Of the remaining $2,111,750 of principal at December 31, 1998, $988,000 principal, plus accrued interest was subsequently converted into 160,478 shares of common stock in early 1999.  The balance of $1,123,750 of principal, plus accrued interest was repaid by the Company, also in early 1999.

Note 9.   Stock Options and Warrants

Subsequent to the issuance of the 1999 financial statements, the Company’s management determined that modifications to certain stock options in 1998 were not properly accounted for.  As a result, the financial statements for the years ended December 31, 1998 and 1999 were restated to increase additional paid in capital and certain operating expenses for the modification of the stock options.  As a result of the restatement, operating expenses and the net loss increased by $810,000 for the year ended December 31, 1998 and for the cumulative period from April 15, 1988 (date of incorporation) to December 31, 1999 and additional paid in capital and deficit accumulated during the development stage increased by $810,000 as of December 31, 1999 and 1998 from amounts previously reported.

The 1993 Stock Plan, as originally adopted and subsequently amended, authorizes the grant of options to purchase up to 2,140,000 shares of common stock.  Both incentive stock options and non-qualified stock options may be granted under the Stock Plan.  All such options are exercisable at a purchase price equal to the fair market value of Company common shares, on the date of the grant, as then determined by the Board of Directors.  At December 31, 2000, there were outstanding options under the Stock Plan to purchase a total of 1,645,000 shares, of which options to purchase 965,346 shares were exercisable.  The qualified stock options became exercisable in three equal annual installments after the date of grant and expire ten years from such date.  Included in the 1,645,000 shares outstanding as of December 31, 2000 are options covering 112,000 shares granted to non-employee Directors of the Company and stock options granted to seven non-employee members of the Scientific Advisory Board and GLP-1 Medical Advisory Board, covering a total of 47,000 shares.  Each of these grants vests ratably over a three year period.  The term of each such non-qualified option extends for the shorter of the term of service and thereafter for 180 days (to the extent vested at the time), or ten years.  Also included are options covering 70,000 shares granted to six non-employee consultants of the Company with terms consistent with those as stated above.  In addition, options to purchase 93,005 shares of common stock have been issued outside of the 1993 Stock Plan.  These options have an exercise price of $2.42 per share and are currently exercisable through their expiration in July 2002.

The Board of Directors approved the exchange of Stock Appreciation Rights (“SARs”), previously issued to senior employees of the Company, for non-qualified stock options, covering a total of 116,679 shares. During 1998, a cash payment was made on SARs exercised for 20,292 shares, which left a balance of 96,387 shares.  In the fourth quarter of 2000 the Company converted the outstanding stock appreciation rights to non qualified stock options to purchase a total of 96,387 shares of common stock.  These options, which were issued outside of the 1993 stock plan, have a weighted average exercise price of $2.58 per share and a weighted average life of 6.84 years.  The Company recorded an expense of $46,874 for the difference between the accrued liability and the intrinsic value of the stock options (fair value in the case of non-employees) which were fully vested when issued.

A summary of changes in outstanding options under the 1993 Plan for years ended December 31, 2000, 1999 and 1998 are as follows:

	2000	1999	1998
Shares under option at beginning of year	1,538,000	829,000	746,000
Options granted – 1993 Plan	140,000	767,000	177,000
Options exercised	(1,000)	(1,100)	—
Options canceled	(32,000)	(56,900)	(94,000)
Shares under option end of year	1,645,000	1,538,000	829,000
Options exercisable end of year	965,346	659,671	515,352

Stock option weighted average exercise prices for the 1993 plan are summarized as follows:

	2000	1999	1998
Outstanding, beginning of year	$7.13	$6.22	$5.86
Granted	$12.50	$8.12	$7.50
Exercised	$6.50	$7.00	-
Canceled	$8.16	$7.05	$5.78
Outstanding, end of year	$7.57	$7.13	$6.22

The following table summarizes information concerning options outstanding and exercisable options under the 1993 plan as of December 31, 2000:

		Weighted
		Average	Weighted		Weighted
Range of	Options	Remaining	Average		Average
Exercise	Out-	Contractual	Exercise	Options	Exercise
Price	Standing	Life in Yrs.	Price	Exercisable	Price
$5 - $8	1,489,000	7.8	$7.05	958,678	$6.55
$12.50	156,000	9.4	$12.50	6,668	$12.50
Totals	1,645,000			965,346

The Company follows APB No. 25 for measurement and recognition of stock-based transactions with employees.  No compensation cost was recognized for stock options granted to employees under the 1993 Stock Plan because the exercise price for all options granted was at least equal to the fair value of the common stock at the grant date.  In 2000, 1,118,167 options granted in previous years were extended for a period of five years.  Compensation expense of $5,032,534 was recorded in 2000 in connection with these extensions.  If compensation cost for the Company’s stock plans had been determined based on the fair value at the grant dates for grants consistent with the fair value method provided by SFAS No. 123, the Company’s net losses would have been as follows:

Net loss:	2000	1999	1998
As reported	$(22,319,580)	$(15,388,137)	$(10,862,125)
Pro forma	(26,285,009)	(15,622,506)	(11,019,718)
Basic and diluted net loss per share:
As reported	$(3.14)	$(3.04)	$(2.55)
Pro forma	(3.70)	(3.08)	(2.58)

The fair value of options granted under the various option plans was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2000	1999	1998
Dividend yield	None	None	None
Expected volatility	0	0	0
Risk-free interest rate	7%	5%	5%
Expected life of option	120 months	60 months	60 months
Fair value of options
granted during the year	$775,000	$1,279,000	$230,000

The Company had outstanding warrants to purchase 591,245 and 824,171 shares of Common Stock as of December 31, 2000 and 1999, respectively.  Exercise prices for the warrants range from $5.00 to $12.50 per share (weighted average of $7.25 per share as of December 31, 2000).  The warrants, which are currently exercisable, expire at various dates through February 2005 (1.69 year weighted average life as of December 31, 2000).

Note 10.   Joint Ventures and GRF Corporation Acquisition

In July, 1991, the Company entered into a 50/50 contractual joint venture (referred to as Osteoporosis Therapy Company or “OT Company”) with R & C Enterprises, Inc., of Omaha, Nebraska (owned in part by Dr. Robert R. Recker, Director of the Hard Tissue Clinic of the Creighton University School of Medicine).  OT Company was formed to develop and market Growth Hormone Releasing Factor (GRF) therapy for osteoporosis pursuant to two patents issued in the United States to Dr. Recker and other GRF therapies.  The GRF was to be manufactured exclusively for OT Company by the Company using its proprietary recombinant peptide production and amidation technologies.  The Company was paid $500,000 and $650,000 in 1992 and 1993, respectively, by OT Company for GRF and services rendered.  These amounts were accounted for as revenues and are disclosed separately on the Statements of Operations.  The Company’s contribution was technology with no carrying value and no guaranty of the joint venture’s debt.

In July, 1992, OT Company and the Company entered into a joint venture agreement with Cambridge Biotech Corporation, of Worcester, Massachusetts, to form another joint venture company, GRF Corporation (GRFCO) to carry out an initial pilot study of GRF therapy for patients with acute osteoporosis and, if successful, to carry out clinical trials with the therapy leading to the filing of an NDA with the United States Food and Drug Administration.  Pursuant to this joint venture agreement, Cambridge contributed $2 million for the initial funding of GRFCO to cover the cost of the pilot study and other preliminary research activities and OT Company contributed rights to patents with no carrying values. For these contributions, Cambridge received 19% of the GRFCO equity shares (Class A) and OT Company acquired 81% of the equity shares (Class B).  However, the parties had equal voting rights, and neither party had voting control.

In 1996, the Company acquired Cambridge’s entire 19% interest in GRFCO shares for $500,000.  This $500,000 was immediately expensed as research and development because no tangible assets were acquired and the intangible assets which were acquired did not relate to revenue producing products or processes.  Cambridge (now Acquila Biopharmaceuticals, Inc., a wholly-owned subsidiary of Antigenics, Inc.) also acquired the right to a 20-year royalty, which may be bought out at the Company’s option in a lump sum payment of $7,000,000 if paid before December 31, 2002 or in a lump sum payment of $12,000,000 if paid between January 1, 2003 and December 31, 2006.

On January 6, 1999, the Company acquired all of the outstanding shares of stock of R & C Enterprises, Inc. and a related entity, for the sum of $700,000.  This $700,000 was expensed as research and development because no significant tangible assets were acquired and the rights to patents which were acquired did not relate to revenue producing products or processes.  As a result, BioNebraska became the 100% owner of OT Company and GRFCO.

The following unaudited proforma financial information presents the results of operations of the Company and GRFCO for the year ended December 31, 1998, as if the acquisition of GRFCO took place on January 1, 1998:

1998
(in thousands)
Total revenue	$13
Net loss	$(11,582)
Basic and diluted net loss per share	$(2.71)

The proforma information for the year ended December 31, 1998 includes the $700,000 acquisition cost of GRFCO which was expensed by the Company as research and development at the acquisition date.  The unaudited proforma condensed financial information is presented for illustrative purposes only.  The information is not necessarily indicative of the Company’s financial position or results of operations for future periods or the results that actually would have been realized had the acquisition and certain transactions occurred as of the beginning of the period presented.

Note 11.  Preferred Stock

Subsequent to the issuance of the 1999 financial statements, the Company’s management determined that the Company’s Series E and F preferred stock were not properly classified in the financial statements.  As a result, the financial statements as of December 31, 1999 were restated to increase redeemable preferred stock presented outside of shareholders’ equity/(deficit) and reduce shareholders’ equity.  As a result of the restatement, redeemable preferred stock increased by $13,697,856, additional paid in capital decreased by $13,696,585, and convertible preferred stock decreased by $1,271 as of December 31, 1999 from amounts previously reported.

The Company’s Certificate of Incorporation authorizes the Board of Directors to establish by resolution different classes or series of preferred stock and to fix the relative rights and preferences of said shares in any class or series.  The Company may not declare or pay dividends on its common stock unless dividends on all classes of cumulative preferred stock have been paid.

Series A Preferred Stock

The Series A Preferred Stock has no voting power, except in the event that at least one year’s dividends have not been paid on the stock prior to May 31, 2003.

The holder of the Series A Preferred Stock is entitled to receive cumulative dividends at the rate of $7.50 per share per annum beginning May 31, 1993, payable annually in preference and priority to any payment of dividends on Common Stock or any other shares ranking junior to the Series A Preferred Stock as to dividends.  The Company was required to begin paying dividends on the May 31 following the year in which the Company obtained gross proceeds in excess of $15 million from public or private offerings of equity securities.  The holder of the Series A Preferred Stock, however, waived its right to have such dividends paid until May 31, 2003.

The Series A Preferred Stock may be redeemed by the Company at any time at a redemption price equal to the $100 face value per share plus all unpaid and accumulated dividends.  In addition, the holder has the right to require the Company to redeem its Series A Preferred Stock beginning after May 31, 2004 at a redemption price of the face value per share plus all unpaid and accumulated dividends.  As of December 31, 2000 and 1999, authorized and outstanding Series A shares were 11,750 shares.

Series B Convertible Preferred Stock

Holders of Series B Preferred Stock are entitled to vote on all matters submitted to the shareholders and receive one vote for each share of Common Stock into which such holder’s shares are then convertible (currently 14.286 shares).

The Series B Preferred Stockholders are entitled to receive cumulative dividends at the rate of $9.75 per share per year, payable annually on a parity with the Series A Preferred Stock and in preference and priority to any payment of any dividend on the Common Stock or any other shares junior to the Series B Stock.  Dividends begin to accrue on the date of the original issue of the shares of Series B Stock.  As of December 31, 2000 and 1999, 16,500 Series B shares were authorized of which 16,365 were issued and outstanding.

The holders of the Series B Preferred Stock have the right at any time to convert each share of Series B Preferred Stock into 14.286 shares of Common Stock, which rate is determined by multiplying the number of shares of Series B Preferred Stock to be converted by $100 and dividing the product thereof by the Conversion Price, which is initially $7.00, subject to anti-dilution adjustment.  All outstanding shares of Series B Preferred Stock will automatically convert into Common Stock if the Company closes an underwritten public offering of its Common Stock with gross proceeds of at least $10,000,000 and all accumulated dividends shall be paid.

The Company may redeem the Series B Preferred Stock, in whole or in part at any time upon 30 days notice at its $100 face value plus all unpaid and accumulated dividends.  Holders will have the right to convert to Common Stock any Series B Preferred Stock that the Company seeks to redeem.

Series C Convertible Preferred Stock

The holders of the Series C Preferred Stock have the same rights as Class B.  As of December 31, 2000 and 1999, 50,000 Series C shares were authorized of which 21,000 shares were issued and outstanding.

The Company may redeem the Series C Preferred Stock, in whole or in part at any time upon 30 days notice at its $100 face value plus all unpaid and accumulated dividends.  Holders will have the right to convert to Common Stock any Series C Preferred Stock that the Company seeks to redeem.

Series D Convertible Preferred Stock

The holders of Series D Preferred Stock have the same rights as Class B.  As of December 31, 2000 and 1999, 100,000 Series D shares were authorized of which 60,739 shares were issued and outstanding.

The Company may redeem the Series D Preferred Stock, in whole or in part, at any time upon 30 days notice at its $100 face value plus all unpaid and accumulated dividends.  Holders will have the right to convert to Common Stock any Series D Preferred Stock that the Company seeks to redeem.

Series E Convertible Preferred Stock

The holders of Series E Preferred Stock have the same rights as Class B, except for the terms of redemption. As of December 31, 2000 and 1999, 200,000 Series E shares were authorized, of which 17,070 shares were issued and outstanding.

The Company may redeem the Series E Preferred Stock, in whole or in part, at any time upon 30 days notice at its $100 face value plus all unpaid and accumulated dividends.  Holders will have the right to convert to Common Stock any Series E Preferred Stock that the Company seeks to redeem.  From January 1, 2001 to March 31, 2001, the holders may require the Company to redeem all, but not a portion of, the holders’ shares of Series E Convertible Preferred Stock at a redemption price of the face value per share plus all unpaid and accumulated dividends to the date of redemption.  If redeemed, proceeds are payable in three installments over 12 months

Series F Convertible Preferred Stock

The holders of Series F Preferred Stock have the same rights as Class B, except for the terms of redemption and the conversion price.  In December 2000 holders of 850 shares of Series F Preferred Stock exercised their right to convert each share of Series F Preferred Stock to 12.5 shares of common stock.  As of December 31, 2000 and 1999, 200,000 Series F shares were authorized, of which 110,118 were issued and 109,268 and 110,118 shares were outstanding, respectively.

The Company may redeem the Series F Preferred Stock, in whole or in part, at any time upon 30 days notice on or after January 1, 2002, at its $100 face value plus all unpaid and accumulated dividends.  Holders will have the right to convert to Common Stock any Series F Preferred Stock that the Company seeks to redeem.  From January 1, 2002 to March 31, 2002, the holders may require the Company to redeem all, but not a portion of, the holders’ shares of Series F Convertible Preferred Stock at a redemption price of the face value per share plus all unpaid and accumulated dividends to the date of redemption.  If redeemed, proceeds are payable in three installments over 12 months.

Series G Convertible Preferred Stock

Under the terms of that certain Investment Agreement between the Company and Medtronic, Inc. dated June 16, 1998, Medtronic purchased 50,000 shares of Series G Preferred Stock at $100.00 per share.  Under the terms of the Investment Agreement, the gross proceeds received by the Company were to be used for peptide production scale up and cGMP development that is integral to the CHF/GRF clinical program of the Company, including but not limited to preclinical evaluation, drug compatibility of and with Medtronic’s drug delivery systems, any clinical trials necessary to obtain regulatory approval for GRF, and animal feasibility studies.  At the end of 1998, $1.9 million of the $5 million had been expended, and all $5 million had been expended by the end of 1999.  Under the Investment Agreement, the holders of Series G Preferred Stock have a right of first refusal to purchase its pro rata share of any New Securities that the Company may issue.  The Series G Preferred Stock does not have redemption rights.

Accumulated dividends on preferred stock as of December 31, 2000 are as follows:

Preferred Stock Series	Accumulated Dividends to 12/31/00
A	$ 668,281
B	970,029
C	1,197,368
D	2,553,139
E	582,513
F	2,663,406
G	1,218,750
$ 9,853,486

Accumulated dividends on Series A, E and F of $3,914,200 and $2,615,001 as of December 31, 2000 and 1999, respectively, are included in redeemable preferred stock.  Accumulated dividends on Series B, C, D and G have not been declared and therefore are not recorded as a liability as of December 31, 2000.

Note 12.   Going Concern Considerations

The Company, from inception, has experienced losses from its activities in research and development, without fully offsetting revenues.  This and the fact that the Company is a development stage business create a substantial doubt as to its ability to continue as a going concern.

The Company has obtained financing through private placement offerings, as reflected in the statement of changes in shareholders’ equity/(deficit).  As in the past, the Company is pursuing additional equity placement offerings to fund several of its programs as well as its corporate overhead.

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

Note 13.  Quarterly Data (unaudited)

	For the year ended December 31, 2000
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$—	$7,495	$2,545	$—
Operating costs and expenses	3,700,429	3,932,551	3,417,799	8,755,616
Net loss applicable to common stock	(4,257,112)	(4,489,547)	(4,094,781)	(9,478,140)
Basic and diluted loss per share	(0.62)	(0.64)	(0.57)	(1.31)

	For the year ended December 31, 1999
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$1,176	$—	$960	$3,045
Operating costs and expenses	3,232,164	2,902,435	2,326,665	4,219,801
Net loss applicable to common stock	(3,947,919)	(3,583,923)	(3,020,497)	(4,835,798)
Basic and diluted loss per share	(0.90)	(0.77)	(0.61)	(0.76)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          See the Company’s Current Report on Form 8-K, as filed with the Commission on November 28, 2000.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Following is a brief summary of the business experience of each of the officers, key personnel and directors of the Company.

Name	Age	Offices
Thomas R. Coolidge, J.D.	67	Chairman, Chief Executive Officer, Secretary and Director
Fred W. Wagner, Ph.D.	61	President, Chief Scientist, Treasurer and Director
Mario R.W. Ehlers, M.B., Ch.B.and Ph.D.	42	Senior Vice President and Chief Medical Officer
Barton Holmquist, Ph.D.	57	Senior Vice President, Research and Development
David S. Walker	40	Senior Vice President and Chief Financial Officer
Malcolm Riddell	63	Managing Director - Facilities Construction
William M. Brown, Ph.D., J.D.	35	Vice President and Chief Intellectual Property Counsel
Kris K. Christianson	43	Vice President of Quality Assurance and Quality Control
Christopher S. Hickey	48	Vice President of Production Management
Roberta L. Schneider, M.D.	49	Vice President and Clinical Director for Diabetes and Obesity Programs
Daniel R. Strydom, Ph.D.	55	Vice President of Research
James A. Williams, Ph.D.	41	Vice President and Director of Regulatory Affairs and Molecular Biology
Walter R. Barry, III	34	Director
Grant W. Denison, Jr.	51	Director
Richard A. de Souza	47	Director
William J. Jenkins, M.D.	53	Director
Stephen W. Jenks	58	Director
Erich Sager	43	Director

          Thomas R. Coolidge, J.D., a founder of the Company, has been employed by the Company since its inception in 1989 and serves as its Chairman and Chief Executive Officer.  From 1987 through 1988, he was President and CEO of Finn Sugar U.S., Inc., Schaumberg, Illinois, which provided specialty enzyme and sweetener products and specialty chemicals to the North American food markets.  From 1982 through 1987, he was a Principal in the Stenbeck Group of New York City, where he was instrumental in winning the “private side” cellular radio telephone license for all of the United Kingdom with a U.K. partner and represented that Group’s ownership in connection with the successful building and launching of that cellular system known as “Vodafone” to cover the licensed market.  From 1975 through 1982, he served as the Executive Vice President of Parsons & Whittemore, Inc., a large privately-held paper pulp and machinery producer, with offices in New York City, where among his responsibilities were the financing, construction and start up of one of the largest single-line pulp mills at the time, located in Alabama.  From 1960 through 1974, he practiced business and financial law as an associate and partner of a Wall Street law firm.  He graduated from Harvard College and Harvard Law School.

          Fred W. Wagner, Ph.D., a founder of the Company, has been employed by the Company since its inception in 1989 and serves as its President and Chief Scientist.  He became a faculty member of the University of Nebraska-Lincoln in the Department of Biochemistry in 1968, and a Professor in 1980.  Dr. Wagner retired as an active member of the faculty at the end of 1995 and now works full time for the Company.  Dr. Wagner’s areas of research interest include metallo-proteins and metallo-enzymes, proteolytic enzymes and the immobilization, manipulation and purification of proteins.  He is an author of more than 50 articles in scientific journals and of chapters in five books.  Dr. Wagner received his Ph.D. in Biochemistry from Texas A&M University.

          Mario R.W. Ehlers, M.B., Ch.B. (equivalent to M.D.) and Ph.D., joined the Company in June 1998 as its Senior Vice President and Chief Medical Officer.  Dr. Ehlers received his M.B., Ch.B. and Ph.D. in biochemistry at University of Cape Town in South Africa.  Subsequently he served for seven years as a researcher and instructor at the Center for Biochemical and Biophysical Sciences for Medicine at Harvard Medical School. From 1992 to 1998, he served as the Chairman of the Department of Medical Biochemistry at the University of Cape Town.  Dr. Ehlers combines strong credentials in the biochemistry of endocrine peptides with extensive medical and clinical experience.

          Barton Holmquist, Ph.D., Senior Vice President, Research and Development, has been with the Company since February 1994, having previously been a Harvard Medical School faculty member (Associate Professor in the Department of Biological Chemistry and Molecular Pharmacology).  He received his Ph.D. degree in 1969 from the University of California, Santa Barbara in chemistry and joined a renowned research group at Harvard where he studied in numerous areas of peptide chemistry and biochemistry, including the enzymology of hypertension and alcoholism.  He has published extensively (over 110 publications) in these and other areas including the role of metals in biology and ways of examining them, analytical methods, and other aspects of enzymology.  Prior to joining the Company, he was a consultant for the Company since its inception.

          David S. Walker, joined the Company in June 2000 and serves as its Senior Vice President and Chief Financial Officer.  From 1996 to 2000, he was Chief Financial Officer of Arbor Acres Farm, Inc., an agribusiness company, with overall responsibility for the finance and information technology functions of the company.  From 1993 to 1996, Mr. Walker served as Vice President Finance and Information Technology of Fisons Corporation, a pharmaceuticals company, having similar responsibilities and managing a staff of 40 persons.

          Malcolm Riddell, Managing Director of Facilities Construction, has been employed by the Company since September 1989.  From 1980 to 1989, he was President and Chief Executive Officer of Plaskon Electronic Materials, Inc., a manufacturer of sophisticated materials for the epoxy encapsulation of semi-conductors.  Prior to then, Mr. Riddell was employed in several managerial posts by Allied Chemical Corporation.  Mr. Riddell is a graduate in science and engineering from Fairleigh Dickenson University.

          William M. Brown, Ph.D., J.D., has been with the Company since October 2000 and serves as Vice President and Chief Intellectual Property Counsel.  He received his Ph.D. in molecular biology from the University of Southampton, England, in 1991, and subsequently completed postdoctoral fellowships at Harvard Medical School, the National Institutes of Health, Johnson & Johnson, and Memorial Sloan-Kettering Cancer Center.  He then attended New York Law School while working for a series of New York City law firms as a scientific consultant on pharmaceutical, biotech, and medical device product liability and patent litigations.  He also received an M.B.A. from Fairleigh Dickinson University, NJ.  Before joining BioNebraska, he was Patent Counsel to Taro Pharmaceuticals, and was based at their Hawthorne, NY, facility and before that an associate with Kaye Scholer Fierman Hays & Handler, LLP, in their New York office.  He has authored more than 40 scientific and legal publications, including 3 books, and continues to serve as a reviewer/evaluator for Current Drugs and its sister publications.  He is admitted to the bar in New York and New Jersey and several federal courts and is registered to practice before U.S. Patent & Trademark Office.

          Kris K. Christianson has been with the Company since 1994 and serves as the Vice President of Quality Assurance and Quality Control.  She is responsible for method development and validation, product testing and evaluation of biological fluids for products.  Before joining BioNebraska, she worked for Abbott Laboratories, North Chicago, Illinois, for two years, where her responsibilities included construction and expression of recombinant proteins, purification and characterization of proteins and development of immunoassays.  She was engaged in animal vaccine research and development at SmithKline Beecham Animal Health, Lincoln, Nebraska for six years prior to working at Abbott.  She worked in the toxicology section of Midwest Laboratories, Kansas City, Missouri, for two years after receiving a M.S. in Microbiology from Kansas State University in 1983.  She is an author of more than ten articles in scientific journals.

          Christopher S. Hickey, joined the Company in July 1997 as the Vice President of Production Management.  Prior to joining the Company, Mr. Hickey was employed by Somatogen in Boulder, Colorado for five years, where his responsibilities included fermentation and purification process development, production of clinical supplies, maintenance and metrology.  Before joining Somatogen, he worked for Monsanto in St. Louis, Missouri for fifteen years.  While at Monsanto he was involved in the design, construction, startup and operation of their pilot plant for the production of proteins from recombinant DNA technology.  The Monsanto pilot plant experience resulted in his participation on the startup team for the world’s largest commercial recombinant DNA protein production facility.  He received his M.S. in Microbiology from Clemson University in 1977.

          Roberta L. Schneider, M.D., joined the Company in February 2001 as its Vice President and Clinical Director for Diabetes and Obesity Programs.  Dr. Schneider has over 15 years of pharmaceutical industry experience.  Prior to joining BioNebraska, Dr. Schneider was Vice President of Drug Development for Takeda America Research and Development Center for 4 years.  She directed the conduct of clinical trials for all of the Takeda compounds in US development including the clinical plan and NDA for ACTOS which was approved for marketing for Type 2 diabetes mellitus via expedited review.  Before joining Takeda, Dr. Schneider was Vice President, Medical and Professional Affairs and Medical Director for Novo Nordisk Pharmaceuticals Inc. for 4 years.  Dr. Schneider’s additional industry experience includes Sterling Winthrop Pharmaceuticals as Director of Clinical Research and Merck Sharp & Dohme at Merck & Co as Senior Associate Director of Phase IV Medical Services.

          Daniel J. Strydom, Ph.D., has been with the Company since December 1996 and serves as Vice President of Research with the Peptide Group.  He is primarily responsible for research on the purification and structural purity of the various peptides of interest to the Company.  He received his Ph.D. in Physical Chemistry from the University of South Africa in 1972 and his post-doctoral training at Harvard Medical School in 1973 and 1974.  From 1966 to 1978, his research on various aspects of protein and peptide chemistry was carried out at the National Chemical Research Laboratories of the South African Council for Scientific and Industrial Research.  From 1978 until December 1996, he carried out research in the Center for Biochemical and Biophysical Sciences and Medicine at Harvard Medical School in Boston and was Assistant Professor in the Department of Pathology at Harvard for the last 10 years.  He has authored more than 60 articles in scientific journals, and has been active in protein and peptide chromatographic studies while serving on the editorial boards of “Analytical Biochemistry” and “Journal of Chromatography.”  He is a member and has served on various committees of the Association of Biomolecular Research Facilities (ABRF), an international organization which is concerned with establishing and maintaining high standards of analytical competence in the biotechnical industry and the biochemical field at universities.

          James A. Williams, Ph.D., has been an employee of the Company since November 1996 and serves as Vice President and Director of Regulatory Affairs and Molecular Biology.  He received his Ph.D. in Genetics from the University of Alberta and subsequently spent three years in postdoctoral training at the University of Wisconsin.  Prior to joining BioNebraska, he was employed as a Section Manager by Ophidian Pharmaceuticals, Inc. in Madison, Wisconsin for three years, where his responsibilities included cloning and E. coli expression vector development for multiple target proteins, and the development of scalable E. coli fermentation and protein purification methodologies for large scale manufacture of target proteins.  He was responsible for the development of the E. coli master and working cell banks, fermentation methodologies, and downstream recombinant protein purification procedures for cGMP manufacture of two recombinant proteins that are currently utilized in a clinical development collaboration with a large pharmaceutical company.

          Walter R. Barry, III, has been a Director of the Company since December, 1993.  Since 1999, Mr. Barry has been Chairman and Chief Executive Officer of viaMD.com, a business-to-business e-commerce company focused on the medical device industry.  From March 1994 to August 1998, Mr. Barry was a Vice President of Business Development for First Physician Care, Inc., a physician group practice management company in Atlanta.  Prior to that, Mr. Barry was Director of Communications of CareNetwork, a publicly-traded HMO, from July 1991 to February 1994.  From July 1989 to June 1991, Mr. Barry was an Analyst in the Corporate Finance Department at the New York investment banking firm of Dillon, Read & Company, Inc.  Mr. Barry graduated from Princeton University in 1989.

          Grant W. Denison, Jr., has been a Director of the Company since October 29, 1999.  Mr. Denison is the Chief Executive Officer and Chairman of the Board of BioMarin Pharmaceutical, Inc., a pharmaceutical development company.  Prior to joining BioMarin, Mr. Denison served as President, Consumer Products and Corporate Senior Vice President, Business Development at Searle, a pharmaceutical company, from July 1993 to April 1997.  Prior to that, he held positions as Vice President Corporate Planning and President, U.S. Operations at Monsanto Company, Vice President, International Operations at Squibb Medical Systems, and Vice President, Planning and Business Development at Pfizer, Inc.  Mr. Denison also serves as a director of BioSyn, Nastech Pharmaceutical Company, Inc., Dentalview, Inc. and Clubb BioCapital.  Mr. Denison received an A.B. in Mathematical Economics from Colgate University and an M.B.A. from Harvard Graduate School of Business Administration.

          Richard A. de Souza, has been a director of the Company since June 2000.  Mr. de Souza is currently President, Pharmaceuticals Europe and Asia, of Warner Lambert/Parke-Davis.  Prior to this he was with SmithKline Beecham for 22 years, rising to the position of Chairman, European Pharmaceuticals.  Mr. de Souza is a registered Pharmacist, and commenced his career in Manufacturing, before moving to Marketing, then Business Development & Finance.  At SmithKline Beecham, he has served as Marketing Director/Vice President for Asia, Middle East and Africa and Senior Vice President and Director, Marketing for Europe and the USA.  He also held a broad range of General Manager/Regional Manager assignments throughout the world.  Additionally, Mr. de Souza serves on the academic advisory board of INSEAD in Fontainebleau, France and other academic advisory boards.  He is a frequent speaker on elements of corporate strategy and related topics.

          William J. Jenkins, M.D., has been a director of the Company since November 1, 2000.  Since April 1999, Dr. Jenkins has been a pharmaceutical consultant.  From 1996 to 1999, he served as the Head of Clinical Development and Regulatory Affairs Worldwide for Novartis Pharma AG, Basel.  From 1992 through 1996, Dr. Jenkins was with Ciba Geigy, AG, Basel, as its Head of Medicine and Clinical Development Worldwide, remaining with Ciba through its merger with Sandoz to form Novartis in 1996.  Dr. Jenkins holds a B.A., M.D., and other advanced degrees from Cambridge University, Cambridge, England, as well as advanced degrees from the Royal College of Physicians, United Kingdom, and London University.  He is a member of the Board of Directors of Tanox, Inc. Houston, Texas, a publicly-held company which is a developer of monoclonal antibodies, and ViroLogic, Inc. of San Francisco, California, a publicly-held company which develops and sells viral drug resistance testing services, principally for HIV.

          Stephen W. Jenks, has been a director of the Company since March 1998.  Mr. Jenks has been President of Hollenbeck Investments, a private investment company which he founded, since 1994.  He also has an active consulting practice serving wealthy individuals, private companies and start-up companies.  From 1970 to 1994, he was with J.P. Morgan in New York and London where his responsibilities at various times involved the shipping business, project finance, Africa, and distressed loans.  Mr. Jenks graduated from the University of Pittsburgh and attended the Wharton School of Business of the University of Pennsylvania.

          Erich Sager, has been a director of the Company since July 1998.  He is the Managing Partner of LaMont Asset Management SA, a private investment management firm.  Before joining LaMont, he was head of private banking at Dresden Bank (Switzerland) Ltd. in Zurich.  He is a member of the board of directors of BioMarin, Inc., and of Comptec Industries Ltd., a publicly held Canadian company which manufactures specialty plastic components.

Section 16(a) Beneficial Ownership Reporting Compliance

          To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to the officers, directors and greater than ten percent beneficial owners were complied with, except that Medtronic Inc. was late in filing its Initial Statement of Beneficial Ownership.

ITEM 11.  EXECUTIVE COMPENSATION

          Executive Compensation and Employment Agreements

          The following table sets forth the annual compensation for the fiscal years ending December 31, 2000, 1999 and 1998 for the executive officers of the Company:

		Annual Compensation		Long Term Compensation Awards

Name and Principal Position	Year	Salary	Bonus	Options(#)
Thomas R. Coolidge, Chairman of the Board, Chief Executive Officer and Secretary	2000 1999 1998	$309,482 $294,745 $256,300	-- $61,896 $58,949	-- 300,000 --

Fred W. Wagner, President, Chief Scientist and Treasurer	2000 1999 1998	$256,650 $256,000 $220,000	-- $53,130 $50,600	-- 100,000 --

Mario Ehlers, Senior Vice President and Chief Medical Officer	2000 1999 1998	$160,000 144,000 72,917	-- $32,000 $28,800	-- 10,000 40,000

Barton Holmquist, Senior Vice President, Research and Development	2000 1999 1998	$190,000 $177,100 $154,000	-- $38,000 $35,420	-- 25,000 --

Mal Riddell, Managing Director	2000 1999 1998	$160,000 $150,000 $130,000	-- $32,000 $30,000	-- -- --

(1)         Dr. Ehlers joined the Company in June 1998.  Salary reflects a partial year.

          Mr. Coolidge, Dr. Wagner and Dr. Holmquist have entered into employment agreements with the Company, under which either party may terminate the contract on one year’s notice.  The Company has also entered into employment agreements with Dr. Ehlers and Mr. Riddell, which can be terminated by either the employee or the Company, on six month’s notice.

          All of the officers and employees of the Company, including Mr. Coolidge, Dr. Wagner, Dr. Holmquist, Dr. Ehlers and Mr. Riddell, have signed agreements with the Company which incorporate provisions for Company ownership of all inventions and technology conceived by them which pertain to the Company’s business, and the safeguarding of the Company’s confidential information and trade secrets.  All of the employment agreements with the officers and key employees contain covenants prohibiting the employee from (i) competing with the Company, (ii) interfering with its business or business relationships, and (iii) soliciting any Company personnel (employees and independent contractors) for employment elsewhere, during employment with the Company and thereafter for specified periods after termination of employment and in the event certain compensation is paid to the officer or key employee.

Stock Plan

          The BioNebraska, Inc. Stock Plan (the “Stock Plan”), which was originally adopted in 1993 and subsequently amended, authorizes the grant of options to purchase up to 2,140,000 shares of Common Stock.  Both incentive stock options and non-qualified stock options may be granted under the Stock Plan. Exercise prices for incentive stock options must equal the market value per share at the time of grant.  The stock options are granted with the approval of the Board of Directors of the Company or a committee thereof. As of December 31, 2000, there were outstanding options under the Stock Plan to purchase a total of 1,645,000 shares, of which options to purchase, 965,346 shares were exercisable, and 93,005 outstanding options issued outside of the Stock Plan, which are currently exercisable.  Prior to July 2000, options were generally granted for terms of five years.  In 1998, the Board approved the modification of outstanding options to purchase an aggregate of 270,000 shares issued to officers, directors, employees and consultants to extend the terms for five additional years.  Consistent with industry practice, the Board elected in July 2000 to grant all new options for ten-year terms and authorized the modification of all other outstanding options to extend the terms for five additional years, subject to consent of the holders.  The Company reported a compensation charge for financial reporting purposes in 1998 and 2000 to reflect these extensions.

Option Grants

          No stock options were granted under the BioNebraska, Inc. Stock Plan to the Named Executive Officers during the year ended December 31, 2000.  Mr. Riddell received a non-qualified stock option outside the Plan in exchange for the termination of outstanding Stock Appreciation Rights.  The following table contains information concerning that stock option grant.

Option Grants in Last Fiscal Year Individual Grants
Name	Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Market Price on Date of Grant	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
						5%	10%
Malcolm Riddell	35,511	21%	$1.77	$12.50	12/01/10	$33,086	$86,974

Option Exercises and Year-End Values

          No stock options were exercised by the Named Executive Officers during the year ended December 31, 2000.  The following table sets forth certain information regarding exercisable options held by each of the Named Executive Officers at the end of the year ended December 31, 2000.

Aggregated Option Exercises in Last Fiscal Year and Option Values at Fiscal Year End
	Shares Acquired On Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2000		Value of Unexercised In-the-Money Option at December 31, 2000 (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas R. Coolidge	-	-	180,000	200,000	$990,000	$900,000
Fred Wagner	-	-	113,334	66,666	$690,003	$299,997
Barton Holmquist	-	-	73,334	16,666	$487,503	$74,997
Malcolm Riddell	-	-	85,511	0	$726,033	0
Mario Ehlers	-	-	30,001	19,999	$161,672	$103,330

(1)         Represents only options that were “in-the-money” on December 31, 2000.  The value of unexercised options is calculated by determining the difference between the fair market value of the shares underlying the options at December 31, 2000 and the exercise price of the options, times the number of options outstanding.  Fair market value was determined based upon the last sales price at which the Company sold Common Stock in a private placement.

          Compensation of Directors

          All directors hold office for an indefinite term continuing until the next meeting of stockholders at which directors are elected.  Non-employee directors are paid $1,000 per quarter and $1,000 per meeting attended, and are reimbursed for expenses and compensated for consulting services.  In addition, the current non-employee directors have received non-qualified stock options to purchase an aggregate of 112,000 shares of Common Stock at the fair market value on the date of grant.

          Compensation Committee Interlocks and Insider Participation

          Mr. Jenks is a member of the Compensation Committee and also provides consulting services to BioNebraska.  In 2000, Mr. Jenks earned $106,615 for these services.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

          The following table sets forth certain information with respect to beneficial ownership of the Company’s outstanding Common Stock, pursuant to the requirements of Item 403 of Regulation S-K under the Securities Act of 1933, and the Company’s outstanding voting stock (Common Stock and Series B, C, D, E, F and G Preferred Stock on an as converted basis) as of March 20, 2001, by (i) those shareholders known to be the beneficial owners of more than five percent of the Company’s outstanding capital stock, (ii) by each officer and director, and (iii) by all officers and directors as a group.  Except as otherwise noted, the Company believes that all named persons have sole voting and sole investment power with respect to such shares.  The Series A Preferred Stock normally has no voting rights.

Name and Addres of Beneficial Owner	Number of Shares(1)(2)	Percent (%) of Shares (1)	Percent of Shares on As Converted Basis (1)
John N. Irwin III 405 Park Avenue New York, NY 10022	1,366,494(3)	18.3%	12.3%
Hillside Capital Incorporated 405 Park Avenue New York, NY 10022	860,885	11.7%	7.8%
Medtronic, Inc. Corporate Center 7000 Central Avenue N.E. Minneapolis, MN 55432	846,518	11.5%	7.7%
Thomas R. Coolidge Beebe Hill Road Falls Village, CT 06031	813,429(4)	10.6%	7.2%
Fred W. Wagner, Ph.D.	321,486	4.3%	2.9%
Barton Holmquist, Ph.D.	81,667	1.0%	*
Malcolm Riddell	85,511	1.1%
Mario R.W. Ehlers, M.B., Ch.B and Ph.D.	33,334	*	*
Walter R. Barry, III	19,334	*	*
Grant W. Denison	4,000	*	*
Richard A. de Souza	--	*	*
William J. Jenkins, M.D.	--	*	*
S. William Jenks	31,143	*	*
Erich Sager	38,708	*	*
All officers and directors as a group (12 persons)	1,428,612	17.7%	12.2%

*           Represents less than 1%

(1)         The first column is based on the percentage of Common Stock deemed outstanding under Rule 13d-3(d)(1) under the Exchange Act of 1934, and the second column is based on (i) 7,359,183 shares of Common Stock (each with one vote per share) outstanding as of March 20, 2001, plus (ii) 3,656,354 votes based on the voting rights of the outstanding shares of Series B, C, D, E, F and G Preferred Stock, which have voting power equal to the number of shares of Common Stock into which they are convertible.  (Series A Preferred Stock normally has no voting rights.)

(2)         Includes the following shares of convertible preferred stock and options which are currently exercisable or will become exercisable within 60 days of the date of this Form 10-K:  Mr. Coolidge - 280,000 shares; Dr. Wagner – 146,667 shares; Dr. Holmquist – 81,667 shares; Mr. Riddell – 85,511 shares; Dr. Ehlers – 33,334 shares; Mr. Barry – 19,334 shares; Mr. Denison – 4,000; Mr. Jenks, 31,143 shares; Mr. Sager, 38,708 shares; and all officers and directors as a group – 720,364 shares.  Messrs. Walker, de Souza, and Jenkins each have outstanding options which are not currently exercisable.

(3)         Mr. Irwin is the Managing Director of Hillside Capital Incorporated.  Includes (i) 860,885 shares held by Hillside Capital Incorporated; (ii) 93,005 shares issuable upon an option from the Company which is currently exercisable by Mr. Irwin; (iii) 40,584 shares held in trust for Mr. Irwin’s benefit; and (iv) 27,056 shares held by or for the benefit of family members, as to which Mr. Irwin disclaims beneficial ownership.

(4)         Includes 89,550 shares held by his spouse, as to which Mr. Coolidge disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not applicable.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report.

(1)      Financial Statements.  The financial statements of the Company are listed at Item 8 of this Form 10-K.

          (2)      Exhibits

3.1     Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on June 7, 1993. (1)

3.2     Amended and Restated bylaws of the Company, dated April 25, 2000. (1)

3.3     Certificate of Designation of Rights and Preferences of Series A Preferred Stock as filed with the Delaware Secretary of State on August 30, 1993. (1)

3.4     Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock as filed with the Delaware Secretary of State on December 5, 1994 and amended with the Delaware Secretary of State on November 6, 1995. (1)

3.5     Certificate of Designation of Rights and Preferences of Series C Convertible Preferred Stock as filed with the Delaware Secretary of State on November 20, 1995. (1)

3.6     Certificate of Designation of Rights and Preferences of Series D Convertible Preferred Stock as filed with the Delaware Secretary of State on June 3, 1996. (1)

3.7     Certificate of Designation of Rights and Preferences of Series E Convertible Preferred Stock as filed with the Delaware Secretary of State on June 19, 1997. (1)

3.8     Certificate of Designation of Rights and Preferences of Series F Convertible Preferred Stock as filed with the Delaware Secretary of State on May 28, 1998. (1)

3.9     Certificate of Designation of Rights and Preferences of  Series G Convertible Preferred Stock as filed with the Delaware Secretary of State on June 15, 1998. (1)

                    10.1* BioNebraska, Inc. 1993 Stock Plan (1)

10.2* Employment Agreement between the Company and Thomas R. Coolidge dated July 1, 1993. (1)

10.3* Employment Agreement between the Company and Fred W. Wagner, dated July 1, 1993. (1)

10.4* Employment Agreement between the Company and Barton Holmquist dated January 1, 1994. (1)

10.5* Employment Agreement between the Company and Mario Ehlers, dated March 1, 1998. (1)

10.6* Employment Agreement between the Company and Christopher Hickey, dated July 1, 1997. (1)

10.7* Employment Agreement between the Company and Mal Riddell, dated September 18, 1989. (1)

10.8   Registration Rights Agreement dated as of July 13, 1989 and amended as of November 22, 1989, between the Company and certain security holders of the Company. (1)

10.9   Lease Agreement between the Company and Airport Authority of the City of Lincoln, Nebraska (1)

(a)      Commercial Net Building and Ground Lease of Lincoln Air Park executed November 16, 1998.

(b)      Construction Agreement entered into as of November 16, 1999.

(c)      Lease Agreement between the Airport Authority of the City of Lincoln, Nebraska and BioNebraska, Inc., dated November 18, 1999.

10.10**       Novation agreement between the Company and the Board of Regents of the University of Nebraska and Finnish Sugar Co., Ltd., dated effective January 1, 1989. (1)

10.11**       License and Royalty Agreement by and between the Company and Carlsberg A/S, Prof. Buchardt and Dr. Henriksen, dated as of July 1, 1992. (1)

10.12**       License Royalty and Development Agreement by and between the Company and Carlsberg A/S dated as of September 1, 1993. (1)

10.13**       License Agreement between the Company and PolyPeptide Laboratories dated February 17, 1997. (1)

10.14**       Settlement Agreement among the Company, Cambridge Biotech Corporation, GRF Corporation and OT Company, dated July 15, 1996. (1)

10.15 Investment Agreement between the Company and Medtronic, Inc. dated as of June16, 1998. (1)

10.16 Registration Rights Agreement between the Company and Medtronic, Inc. dated as of June 16, 1998. (1)

10.17 Form of Common Stock Warrant issued to R.J. Steichen & Company on September 2, 1993. (1)

10.18 Form of Warrant for purchase of shares of Common Stock of the Company issued to R.J. Steichen & Company on March 13, 1998. (1)

10.19*         Form of Incentive Stock Option Agreement. (2)

10.20*         Form of Non-Qualified Stock Option Agreement. (2)

10.21* Employment Agreement between the Company and David S. Walker, dated as of May 15, 2000. (2)

10.22 Commercial Net Building and Ground Lease of Lincoln Air Park West dated October 17, 2000, between the Company and the Airport Authority of the City of Lincoln, Nebraska (2)

21.1   Subsidiaries of Registrant (1)

*        Indicates Compensation Plan

**      Certain information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.

(1)      Incorporated by Reference from the BioNebraska, Inc. Registration Statement on Form 10, File No. 000-30493, as amended.

(2)      Filed Herewith

(b)      Reports on Form 8-K

          The Company filed a Form 8-K reporting a change in accountants on November 28, 2000. No financial statements were required to be filed with the Form.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIONEBRASKA, INC.

/s/ Thomas R. Coolidge
By: Thomas R. Coolidge
Chairman of the Board and
Chief Executive Officer

          Each person whose signature appears below hereby constitutes and appoints Thomas R. Coolidge and David S. Walker, and each of them his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf, individually and in each capacity stated below, all amendments and post-effective amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this and on the date Registration Statement has been signed below by the following persons in the capacities indicated.

SIGNATURE	Title	Date

/s/ Thomas R. Coolidge	Chairman, Chief Executive Officer,	March 26, 2001
Thomas R. Coolidge	Secretary and Director

/s/ David S. Walker	Senior Vice President and Chief	March 19, 2001
David S. Walker	Financial Officer (Principal
Financial and Accounting Officer)

/s/ Fred W. Wagner, Ph.D.	President, Chief Scientist,	March 26, 2001
Fred W. Wagner, Ph.D.	Treasurer and Director

/s/ Walter R. Barry, III	Director	March 14, 2001
Walter R. Barry, III

/s/ Grant W. Denison, Jr.	Director	March 26, 2001
Grant W. Denison, Jr.

/s/ Richard A. deSouza	Director	March 26, 2001
Richard A. deSouza

/s/ William J. Jenkins, M.D.	Director	March 19, 2001
William J. Jenkins, M.D.

/s/ Stephen W. Jenks	Director	March 19, 2001
Stephen W. Jenks

/s/ Erich Sager	Director	March 26, 2001
Erich Sager