Form 10-Q
period 2001-03-31
BIONEBRASKA INC
filed 2001-05-11
CIK 910133

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO           .

Commission File Number 000-30493

BioNebraska, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	47-0727668
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4130 N.W. 37th Street, Lincoln, Nebraska	68524-1637
(Address of principal executive offices)	Zip Code

(402) 470-2100
(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

As of May 11, 2001 the Company had 7,360,454 shares of Common Stock, $.01 par value per share, outstanding.

BIONEBRASKA, INC.
INDEX

BIONEBRASKA, INC.
(a development stage company)
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2001	December 31, 2000
ASSETS
Current assets
Cash and cash equivalents	$5,522,156	$9,492,135
Prepaid expenses	237,959	174,499
Other current assets	51,223	45,734
Total current assets	5,811,338	9,712,368

Property and equipment, net of accumulated depreciation $3,195,794 and $2,973,722	5,973,641	5,780,172
Patents and patents licensed, net of accumulated amortization of $182,793 and $170,529	651,173	663,437
Deferred financing costs, net of accumulated amortization of $192,258 and $128,172	320,431	384,517
Other assets	37,599	32,599
Total assets	$12,794,182	$16,573,093
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$730,808	$628,374
Accrued expenses	308,833	288,354
Capital lease obligations - current portion	618,003	617,251
Notes payable - current portion	629,158	608,299
Total current liabilities	2,286,802	2,142,278
Long-term liabilities:
Capital lease obligations - less current portion	880,746	1,036,871
Notes payable - less current portion	1,390,134	1,555,465
Total long-term liabilities	2,270,880	2,592,336

Total liabilities	4,557,682	4,734,614
Redeemable preferred stock
Series A,F and A,E,F ($0.01 par value, 211,750 and 411,750 shares authorized, 121,018 and 138,088 issued and outstanding, at redemption value)	15,721,861	16,675,502
Shareholders' deficit
Common stock, ($0.01 par value, 20,000,000 shares authorized, 7,360,454 and 7,329,845 shares issued and outstanding)	73,605	73,298
Convertible preferred stock, Series B,C,D,E,G and B,C,D,G ($0.01 par value; 416,500 and 216,500 shares authorized, 165,174 and 148,104 shares issued and outstanding)	1,652	1,481
Additional paid-in capital	59,858,400	58,603,886
Deficit accumulated during development stage	(67,419,018)	(63,515,688)
Total shareholders' deficit	(7,485,361)	(4,837,023)
Total liabilities and shareholders' deficit	$12,794,182	$16,573,093

See accompanying notes to consolidated financial statements

BIONEBRASKA, INC.
(a development stage company)
Condensed Consolidated Statement of Operations
(unaudited)

	Three Months Ended March 31,		Cumulative period From April 15, 1988 (date of incorporation)
	2001	2000	to March 31, 2001
Revenues	$1,318	$-	$3,661,695
Operating costs and expenses:
General and administrative	802,195	608,942	19,804,745
Research and development	3,007,158	3,091,487	51,293,741
Total operating costs and expenses	3,809,353	3,700,429	71,098,486
Operating loss	(3,808,035)	(3,700,429)	(67,436,791)
Other income (expense)
Interest income	110,153	211,772	1,707,412
Interest expense	(205,448)	(75,400)	(1,689,639)
	(95,295)	136,372	17,773
NET LOSS	($3,903,330)	($3,564,057)	($67,419,018)
Preferred stock dividends accreted and accumulating but not declared	($690,984)	($693,055)	($10,556,903)
Net loss applicable to common stock	($4,594,314)	($4,257,112)	($77,975,921)
Basic and diluted loss per common share	($0.62)	($0.62)	($18.03)
Average number of common shares outstanding - basic and diluted	7,351,494	6,860,071	4,324,492

See accompanying notes to consolidated financial statements

BIONEBRASKA, INC.
 (a development stage company)
Condensed Consolidated Statement of Cash Flows
(unaudited)

	Three Months Ended March 31,		Cumulative period from April 15, 1988 (date of incorporation)to March 31, 2001
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($3,903,330)	($3,564,057)	($67,419,018)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	234,336	195,591	3,617,561
Amortization of deferred financing costs	64,086	-	192,258
Acquired in process research and development	-	-	1,200,000
Stock-based compensation expense	87,087	-	5,976,495
Change in operating assets and liabilities:
Accounts receivable and other current assets	(68,949)	348	(289,180)
Accounts payable and accrued expenses	122,913	(163,578)	1,996,018
Net cash flows from operating activities	(3,463,857)	(3,531,696)	(54,725,866)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(415,541)	(150,873)	(9,169,435)
Increase in deposits and other assets	(5,000)	(719,086)	(269,278)
Increase in patents	-	-	(841,260)
Acquisition of R&C, Inc. and GRFCo	-	-	(1,200,000)
Net cash flows from investing activities	(420,541)	(869,959)	(11,479,973)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	214,263	2,058,420	39,577,583
Net proceeds from issuance of preferred stock	-	-	27,231,371
Proceeds from long-term obligations	-	(25,000)	5,439,432
Payments on notes payable and capital leases	(299,844)	(161,014)	(1,921,391)
Proceeds from bridge notes payable	-	-	3,765,500
Payments on bridge notes payable	-	-	(2,364,500)
Net cash flows from financing activities	(85,581)	1,872,406	71,727,995
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,969,979)	(2,529,249)	5,522,156
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,492,135	18,393,567	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,522,156	$15,864,318	$5,522,156
Supplemental Disclosures of Investing Financing Activities:
Interest paid	$141,362	$75,400	$1,218,809
See accompanying notes to consolidated financial statements

BioNebraska, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2001 and 2000
(unaudited)

(1)         Summary of Significant Accounting Policies

Basis of Presentation - The condensed consolidated balance sheet as of March 31, 2001, the condensed consolidated statements of operations for the three month periods ended March 31, 2001 and 2000 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2001 and 2000 have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States of America.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary to present fairly the financial position at March 31, 2001, and results of operations and cash flows for the three month periods ended March 31, 2001 and 2000 have been included.  Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year, or any other period.  These financial statements and notes should be read in conjunction with the audited financial statements for the year ended December 31, 2000, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities”, as amended by SFAS No. 137 and SFAS No. 138 on January 1, 2001.  There was no impact to the condensed consolidated financial statements as a result of adopting this standard.

Shareholders Equity - During the three month period ended March 31, 2001, warrants to purchase a total of 30,609 shares of common stock were exercised with gross proceeds of $214,263.  In addition, holder redemption rights on Series E Preferred Stock expired on March 31, 2001.  In connection with the expiration of these rights, the Series E Preferred Stock has been reclassified to shareholders’ equity as of March 31, 2001.

Subsequent Event – In April of 2001, the Company sold 80,000 shares of Series H Convertible Preferred Stock at $100 per share.  The Series H Preferred Stock resulted in net proceeds to the Company of approximately $7.3 million.

Each share of Series H Convertible Preferred Stock is convertible at the option of the holder at any time into approximately 6.666 shares of the Company’s common stock, which is based on an initial conversion price of $15.00 per share and is subject to adjustment.  In the event the Company closes an initial public offering of common stock which raises at least $7 million, the Series H Convertible Preferred Stock will automatically convert to common stock and any accrued dividends will be extinguished.

Going Concern Considerations - The Company, from inception, has experienced losses from its activities in research and development, without fully offsetting revenues.  This and the fact that the Company is a development stage business create a substantial doubt as to its ability to continue as a going concern.

The Company has obtained financing through private placement offerings.  As in the past, the Company is pursuing additional equity placement offerings to fund several of its programs as well as its corporate overhead.

The Company’s ability to obtain profitability on substantial portions of its operations will also depend in large part on:  obtaining regulatory approvals of its products; entering into satisfactory agreements for product commercialization; making the transition from a developmental stage business to a manufacturing and marketing company; and obtaining additional financing through equity or debt issues or development collaborations, as necessary.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Following is a discussion and analysis of the Company’s consolidated condensed financial condition and results of operations for the three months ended March 31, 2001 and 2000.  The section should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2000, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

Cautionary Statement About Forward-Looking Statements

             This Form 10-Q contains, in addition to historical information, forward-looking statements that are based on the Company’s current expectations, beliefs, intentions or future strategies.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” and similar expressions to identify forward-looking statements.

These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the uncertainties involved in the additional development of the Company’s new pharmaceutical products, the outcomes of clinical trials, obtaining regulatory approvals or clearances, the ability of the Company’s products to be manufactured in commercial quantities, construction of additional facilities for commercial production, the development of internal or contractual distribution and marketing capabilities, the extent to which reimbursement for the costs of the products and treatments will be available from government health administration authorities, private health insurers and other organizations, protection of the Company’s patent and proprietary rights and avoiding infringement of other parties’ patents and proprietary rights, potential competition and the dependence of the Company on obtaining future financing.  These risks are further described in the Company’s Form 10-K for the year ended December 31, 2000 under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Additional Factors That May Affect Future Performance”.  The Company does not undertake responsibility to update such forward-looking statements to reflect events that arise after the date of this report.

Overview

             We are a development stage therapeutics company engaged in the recombinant production and clinical development of middle range peptide hormones (referred to generally as “MR Peptides”) to treat diseases of aging, such as type 2 diabetes, obesity, advanced cases of osteoporosis and other various acute conditions.  We have developed the capability to biologically produce, purify and amidate MR Peptides in a natural form.  Our MR Peptide hormones serve to naturally activate certain endocrine hormone systems governing bodily functions in persons whose hormones are deficient or lacking as a result of advancing age or body malfunctions.  We are conducting clinical trials for several of these applications.  No regulatory approvals have been obtained, and consequently, we have derived no revenues from the sale of these products.  We have financed operations to date primarily through the sale of equity securities.

             Since inception in 1989, we have experienced operating losses and anticipate that our operating losses will continue for the foreseeable future until such time as one or more therapeutic products receive regulatory approval and are successfully marketed.  Expenditures will be primarily related to research and development activities, clinical trials, and scale-up of commercial manufacturing.

Results of Operations

             Research and development expenses include those costs associated with the research, development, production and testing of our pharmaceutical products, including all direct costs incurred in conducting our clinical trials and all costs related to the protection of proprietary rights.  These costs have aggregated $51,293,741 since our inception.  Research and development costs were $3,007,158 for the three month period ended March 31, 2001, as compared to $3,091,487 for the same period in the prior fiscal year.  Clinical trial expenditures are projected to increase significantly during the remainder of 2001.

             General and administrative expenses increased to $802,195 for the three month period ended March 31, 2001, as compared to $608,942 for the same period in 2000.  The increase primarily reflects the strengthening of our administrative support structure.

             Interest income decreased to $110,153 for the three months ended March 31, 2001 as compared to $211,772 for the same period in 2000.  Higher interest income in the prior year period is primarily due to higher average cash and cash equivalent balances, following the sale of equity securities in the fourth quarter of 1999.  We incurred interest expense of $205,448 for the three month period ended March 31, 2001 compared to $75,400 for the same period in 2000.  The increase reflects non-cash interest charges associated with the extension of certain redeemable preferred stock terms and an increase in equipment financing costs.

Liquidity and Capital Resources

             During the three months ended March 31, 2001 we used $3,463,857 for research and development and administrative activities and $415,541 for equipment acquisitions.  As of March 31, 2001 we had total cash and cash equivalents of $5,522,156.  This figure excludes net proceeds of approximately $7.3 million from the sale of Series H Convertible Preferred Stock which was received in April 2001.  Based on our current operating plan, we believe that existing cash and cash equivalents, including the proceeds received from the sale of shares of Series H Convertible Preferred Stock, will be sufficient to fund our operations at the current levels until the fourth quarter of 2001.  Our plan of operations assumes that additional funding will be received prior to that date from the sale of additional equity securities.

             At March 31, 2001, we had a shareholders’ deficit accumulated during the development stage of $67.4 million.  Historically, the auditors’ reports on our financial statements have contained an explanatory paragraph concerning our ability to continue as a going concern.  We expect to continue to incur additional losses, and will require additional working capital, as we incur substantial expenses related to additional personnel, clinical trials, research and development activities, and scale-up of commercial manufacturing.

Market Risk

             We are exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.  Due the nature of cash and cash equivalents, we believe that there is no material market risk exposure.

Item 3.              QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

             See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk”.

PART II

OTHER INFORMATION

Item 1.              LEGAL PROCEEDINGS.

             None

Item 2.              CHANGES IN SECURITIES.

             During the first three months of 2001, warrants to purchase a total of 30,609 shares of common stock were exercised by former placement agents and advisers with gross proceeds of $214,263.  Because the sales were made to a limited number of persons who purchased the securities as an investment for his or her own account under Regulation D of the Securities Act of 1933, as amended (the “Act”), the Company believes that these sales were exempt under Section 4(2) of the Act and from the registration and prospectus delivery requirements of the Act.

             In April 2001, the Company sold 80,000 shares of Series H Convertible Preferred Stock at $100 per share to an accredited investor outside the United States in an offshore offering in accordance with Regulation S under the Act.  The Company paid an 8% finders fee in connection with the sale.  Each share of Series H Convertible Preferred Stock is convertible at the option of the holder at any time into approximately 6.666 shares of the Company’s common stock, which is based on an initial conversion price of $15.00 per share and is subject to adjustment.  In the event the Company closes an initial public offering of common stock which raises at least $7 million, the Series H Convertible Preferred Stock will automatically convert to common stock and any accrued dividends will be extinguished.  Because the shares were sold in an offshore offering to a Non-U.S. Person under Regulation S, the Company believes that this transaction was exempt under Section 4(2) of the Securities Act of 1933 and from the registration and prospectus delivery requirements of the Act.

Item 3.              DEFAULTS UPON SENIOR SECURITIES.

             None

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             None

Item 5.              OTHER INFORMATION.

The Company’s principal executive offices were moved during the quarter to 4130 N. W. 37th Street, Lincoln, NE 68524-1637.

Item 6.              EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
3.10 Certificate of Designation of Rights and Preferences of Series H Convertible Preferred Stock as filed with the Delaware Secretary of State on April 23, 2001.
(b) Reports on Form 8-K
None

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIONEBRASKA, INC.

Dated: May 11, 2001	/s/ Thomas R. Coolidge
Thomas R. Coolidge Chief Executive Officer and Chairman (Duly Authorized Officer)

/s/ David S. Walker
David S. Walker Senior Vice President and Chief Financial Officer (Principal Financial Officer)