Form 10-K/A
period 2000-12-31
BIONEBRASKA INC
filed 2001-06-14
CIK 910133

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K/A

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 000-30493

BIONEBRASKA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0727668 (I.R.S Employer Identification No.)

4130 N.W. 37th Street, Lincoln, Nebraska 68524-1922
(Address of principal executive offices)

Registrant's telephone number, including area code: (402) 470-2100

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common Stock, $.01 par value.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 20, 2001, the Company had outstanding 7,359,183 shares of Common Stock, $.01 par value.

    The Form 10-K is hereby amended to replace Item 11—Executive Compensation in its entirety as follows:

ITEM 11. EXECUTIVE COMPENSATION

  Executive Compensation and Employment Agreements

    The following table shows, for the fiscal years ending December 31, 2000, 1999 and 1998, the cash compensation paid by BioNebraska, as well as other compensation paid or accrued to those years, to Thomas R. Coolidge, BioNebraska's Chairman and Chief Executive Officer, and to each of the four other most highly compensated executive officers whose total cash compensation exceeded $100,000 during fiscal year 2000 (together with Mr. Coolidge, the "Named Executive Officers") in all capacities in which they served:

Long Term Compensation Awards
Annual Compensation
Name and Principal Position
	Year		Salary		Bonus		Options (#)
Thomas R. Coolidge, Chairman of the Board, Chief Executive Officer and Secretary	2000 1999 1998		$ $ $	309,482 294,745 256,300	$ $	— 61,896 58,949	— 300,000 —
Fred W. Wagner, President, Chief Scientist and Treasurer	2000 1999 1998		$ $ $	265,650 253,000 220,000	$ $	— 53,130 50,600	— 100,000 —
Mario Ehlers, Senior Vice President and Chief Medical Officer	2000 1999 1998	(1)	$ $ $	160,000 144,000 72,917	$ $	— 32,000 28,800	— 10,000 40,000
Barton Holmquist, Senior Vice President, Research and Development	2000 1999 1998		$ $ $	190,000 177,100 154,000	$ $	— 38,000 35,420	— 25,000 —
Mal Riddell, Managing Director	2000 1999 1998		$ $ $	160,000 150,000 130,000	$ $	— 32,000 30,000	— — —

(1)
Dr. Ehlers joined the Company in June 1998. Salary reflects a partial year.

    Mr. Coolidge, Dr. Wagner and Dr. Holmquist have entered into employment agreements with the Company, under which either party may terminate the contract on one year's notice. The Company has also entered into employment agreements with Dr. Ehlers and Mr. Riddell, which can be terminated by either the employee or the Company, on six month's notice.

    All of the officers and employees of the Company, including Mr. Coolidge, Dr. Wagner, Dr. Holmquist, Dr. Ehlers and Mr. Riddell, have signed agreements with the Company which incorporate provisions for Company ownership of all inventions and technology conceived by them which pertain to the Company's business, and the safeguarding of the Company's confidential information and trade secrets. All of the employment agreements with the officers and key employees contain covenants prohibiting the employee from (i) competing with the Company, (ii) interfering with its business or business relationships, and (iii) soliciting any Company personnel (employees and independent contractors) for employment elsewhere, during employment with the Company and thereafter for specified periods after termination of employment and in the event certain compensation is paid to the officer or key employee.

Stock Plan

    The BioNebraska, Inc. Stock Plan (the "Stock Plan"), which was originally adopted in 1993 and subsequently amended, authorizes the grant of options to purchase up to 2,140,000 shares of Common Stock. Both incentive stock options and non-qualified stock options may be granted under the Stock Plan. Exercise prices for incentive stock options must equal the market value per share at the time of grant. The stock options are granted with the approval of the Board of Directors of the Company or a committee thereof. As of December 31, 2000, there were outstanding options under the Stock Plan to purchase a total of 1,645,000 shares, of which options to purchase, 965,346 shares were exercisable, and 93,005 outstanding options issued outside of the Stock Plan, which are currently exercisable. Prior to July 2000, options were generally granted for terms of five years. In 1998, the Board approved the modification of outstanding options to purchase an aggregate of 270,000 shares issued to officers, directors, employees and consultants to extend the terms for five additional years. Consistent with industry practice, the Board elected in July 2000 to grant all new options for ten-year terms and authorized the modification of all other outstanding options to extend the terms for five additional years, subject to consent of the holders. The Company reported a compensation charge for financial reporting purposes in 1998 and 2000 to reflect these extensions.

Option Grants

    No stock options were granted under the BioNebraska, Inc. Stock Plan to the Named Executive Officers during the year ended December 31, 2000. Mr. Riddell received a non-qualified stock option outside the Plan in exchange for the termination of outstanding Stock Appreciation Rights with a base price of $1.77 per share. Termination of the SAR eliminated the Company's cash obligation under the outstanding SAR. The following table contains information concerning that stock option grant.

	Option Grants in Last Fiscal Year Individual Grants
							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		% of Total Options Granted to Employees in Fiscal Year
				Market Price on Date of Grant
Name	Options Granted		Exercise Price Per Share			Expiration Date
							0%	5%	10%
Malcolm Riddell	35,511	21%	$1.77	$12.50	(1)	12/01/10	$381,033	$660,149	$1,088,412

(1)
Because there is no trading market for the Common Stock, market price is based on the last price at which the Company sold Common Stock in a private placement.

Option Exercises and Year-End Values

    No stock options were exercised by the Named Executive Officers during the year ended December 31, 2000. The following table sets forth certain information regarding exercisable options held by each of the Named Executive Officers at December 31, 2000.

	Aggregated Option Exercises in Last Fiscal Year and Option Values at Fiscal Year End
			Number of Securities Underlying Unexercised Options at December 31, 2000		Value of Unexercised In-the-Money Options at December 31, 2000(1)
Name	Shares Acquired On Exercise (#)	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas R. Coolidge	—	—	180,000	200,000	$990,000	$900,000
Fred Wagner	—	—	113,334	66,666	$690,003	$299,997
Barton Holmquist	—	—	73,334	16,666	$487,503	$74,997
Malcolm Riddell	—	—	85,511	0	$726,033	0
Mario Ehlers	—	—	30,001	19,999	$161,672	$103,330

(1)
Represents only options that were "in-the-money" on December 31, 2000. The value of unexercised options is calculated by determining the difference between the fair market value of the shares underlying the options at December 31, 2000 and the exercise price of the options, times the number of options outstanding. Fair market value was determined based upon the last sales price at which the Company sold Common Stock in a private placement.

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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of June 2001.

BIONEBRASKA, INC.
/s/ THOMAS R. COOLIDGE
By:	Thomas R. Coolidge Chairman of the Board and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Form 10-K has been signed below by the following persons in the capacities indicated on June 14, 2001.

Signature	Title

/s/ THOMAS R. COOLIDGE Thomas R. Coolidge	Chairman, Chief Executive Officer, Secretary and Director
/s/ DAVID S. WALKER David S. Walker	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Fred W. Wagner, Ph.D.	President, Chief Scientist, Treasurer and Director
* Walter R. Barry, III	Director
* Grant W. Denison, Jr.	Director
* Richard A. deSouza	Director
* William J. Jenkins, M.D.	Director
* Stephen W. Jenks	Director
* Erich Sager	Director
*By:	/s/ THOMAS R. COOLIDGE
Thomas R. Coolidge Attorney-In-Fact

QuickLinks

  ITEM 11. EXECUTIVE COMPENSATION
SIGNATURES