Form 10-Q
period 2001-06-30
BIONEBRASKA INC
filed 2001-08-10
CIK 910133

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to         .

Commission File Number 000-30493

BioNebraska, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	47-0727668

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4130 N.W. 37th Street, Lincoln, Nebraska	68524-1637

(Address of principal executive offices)	Zip Code

(402) 470-2100

(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.       YES ☒  NO ☐

As of August 10, 2001, the Company had 7,361,254 shares of Common Stock, $.01 par value per share, outstanding.

BIONEBRASKA, INC.
INDEX

BIONEBRASKA, INC.
(a development stage company)
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,2001	December 31,2000

ASSETS

Current assets
Cash and cash equivalents	$7,938,845	$9,492,135
Prepaid expenses	196,638	174,499
Other current assets	54,216	45,734

Total current assets	8,189,699	9,712,368

Property and equipment, net of accumulated depreciation $3,327,898 and $2,973,722	6,147,229	5,780,172
Patents and patents licensed, net of accumulated amortization of $195,961 and $170,529	689,683	663,437
Deferred financing costs, net of accumulated amortization of $256,344 and $128,172	256,345	384,517
Other assets	37,599	32,599

Total assets	$15,320,555	$16,573,093

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$549,648	$628,374
Accrued expenses	317,589	288,354
Capital lease obligations - current portion	614,208	617,251
Notes payable - current portion	650,732	608,299

Total current liabilities	2,132,177	2,142,278

Long-term liabilities:
Capital lease obligations - less current portion	793,682	1,036,871
Notes payable - less current portion	1,219,133	1,555,465

Total long-term liabilities	2,012,815	2,592,336

Total liabilities	4,144,992	4,734,614

Redeemable preferred stock
Series A,F and A,E,F ($0.01 par value, 211,750 and 411,750 shares authorized, 121,018 and 138,088 issued and outstanding, at redemption value)	16,010,233	16,675,502

Shareholders' deficit
Common stock, ($0.01 par value, 20,000,000 shares authorized, 7,360,454 and 7,329,845 shares issued and outstanding)	73,605	73,298
Convertible preferred stock, Series B,C,D,E,G,H and B,C,D,G ($0.01 par value; 496,500 and 216,500 shares authorized, 245,174 and 148,104 shares issued and outstanding)	2,452	1,481
Additional paid-in capital	67,016,315	58,603,886
Deficit accumulated during development stage	(71,927,042)	(63,515,688)

Total shareholders' deficit	(4,834,670)	(4,837,023)

Total liabilities and shareholders' deficit	$15,320,555	$16,573,093

See accompanying notes to consolidated financial statements

BIONEBRASKA, INC.
(a development stage company)
Condensed Consolidated Statement of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative period From April 15, 1988 (date of incorporation) to June 30, 2001
	2001	2000	2001	2000

Revenues	$1,175	$7,495	$2,493	$7,495	$3,662,870

Operating costs and expenses:
General and administrative	753,202	586,700	1,555,397	1,195,642	20,557,947
Research and development	3,651,304	3,345,851	6,658,462	6,437,338	54,945,045

Total operating costs and expenses	4,404,506	3,932,551	8,213,859	7,632,980	75,502,992

Operating loss	(4,403,331)	(3,925,056)	(8,211,366)	(7,625,485)	(71,840,122)

Other income (expense)
Interest income	93,489	201,953	203,642	413,725	1,800,901
Interest expense	(198,182)	(73,389)	(403,630)	(148,788)	(1,887,821)

	(104,693)	128,564	(199,988)	264,937	(86,920)

NET LOSS	$(4,508,024)	$(3,796,492)	$(8,411,354)	$(7,360,548)	$(71,927,042)

Preferred stock dividends accreted and accumulating but not declared	$(810,984)	$(693,055)	$(1,501,968)	$(1,386,111)	$(11,367,887)

Net loss applicable to common stock	$(5,319,008)	$(4,489,547)	$(9,913,322)	$(8,746,659)	$(83,294,929)

Basic and diluted loss per common share	$(0.72)	$(0.64)	$(1.35)	$(1.27)	$(19.63)

Average number of common shares outstanding - basic and diluted
	7,354,929	6,973,626	7,355,974	6,903,207	4,243,236

See accompanying notes to consolidated financial statements

BIONEBRASKA, INC.
(a development stage company)
Condensed Consolidated Statement of Cash Flows
(unaudited)

	Six Months Ended June 30,		Cumulative period from April 15, 1988 (date of incorporation) to June 30, 2001

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,411,354)	$(7,360,548)	$(71,927,042)
Adjustments to reconcile net loss to net cashflows from operating activities:
Depreciation and amortization	379,608	394,685	3,762,833
Amortization of deferred financing costs	128,172	-	256,344
Acquired in process research and development	-	-	1,200,000
Stock-based compensation expense	174,174	-	7,019,959
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(30,621)	(6,701)	(250,852)
Accounts payable and accrued expenses	(49,491)	315,755	867,237

Net cash flows from operating activities	(7,809,512)	(6,656,809)	(59,071,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(721,233)	(1,912,528)	(9,475,127)
Increase in deposits and other assets	(5,000)	(18,337)	(269,278)
Increase in patents	(51,678)	-	(892,938)
Acquisition of R&C, Inc. and GRFCo	-	-	(1,200,000)

Net cash flows from investing activities	(777,911)	(1,930,865)	(11,837,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	214,263	3,372,420	39,577,583
Net proceeds from issuance of preferred stock	7,360,000	-	34,591,371
Proceeds from long-term obligations	71,841	274,042	5,511,273
Payments on notes payable and capital leases	(611,971)	(353,147)	(2,233,518)
Proceeds from bridge notes payable	-	-	3,765,500
Payments on bridge notes payable	-	-	(2,364,500)

Net cash flows from financing activities	7,034,133	3,293,315	78,847,709

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,553,290)	(5,294,359)	7,938,845

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,492,135	18,393,567	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,938,845	$13,099,208	$7,938,845

Supplemental Disclosures of Investing Financing Activities:

Interest paid	$275,458	$148,788	$1,352,905

See accompanying notes to consolidated financial statements

BioNebraska, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2001 and 2000
(unaudited)

(1)	Summary of Significant Accounting Policies

Basis of Presentation - The condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000 have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States of America.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary to present fairly the financial position at June 30, 2001, and results of operations and cash flows for the periods presented have been included.  Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year, or any other period.  These financial statements and notes should be read in conjunction with the audited financial statements for the year ended December 31, 2000, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities”, as amended by SFAS No. 137 and SFAS No. 138 on January 1, 2001.  There was no impact to the condensed consolidated financial statements as a result of adopting this standard.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The Company does not believe that the adoption of SFAS 141 will have an impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  The Company does not believe that the adoption of SFAS 142 will have an impact on its financial statements.

Shareholders Equity - During the six month period ended June 30, 2001, warrants to purchase a total of 30,609 shares of common stock were exercised with gross proceeds of $214,263.  In addition, holder redemption rights on Series E Preferred Stock expired on March 31, 2001.  In connection with the expiration of these rights, the Series E Preferred Stock has been reclassified to shareholders’ equity as of March 31, 2001.

In April of 2001, the Company sold 80,000 shares of Series H Convertible Preferred Stock at $100 per share.  The Series H Preferred Stock resulted in net proceeds to the Company of approximately $7.4 million.

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

             Following is a discussion and analysis of the Company’s consolidated condensed financial condition and results of operations for the three and six months ended June 30, 2001 and 2000.  The section should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2000, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

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

Results of Operations

             Research and development expenses include those costs associated with the research, development, production and testing of our pharmaceutical products, including all direct costs incurred in conducting our clinical trials and all costs related to the protection of proprietary rights.  These costs have aggregated $54.9 million since our inception.  Research and development costs were $3.7 million and $6.7 million for the three and six month periods ended June 30, 2001, as compared to $3.3 million and $6.4 million for the same periods in the prior fiscal year.  Clinical trial expenditures are projected to increase significantly during the remainder of 2001.

             General and administrative expenses increased to $0.8 million and $1.6 million for the three and six month periods ended June 30, 2001, as compared to $0.6 million and $1.2 million for the same periods in 2000.  The increase primarily reflects the strengthening of our administrative support structure, together with a non-cash compensation charge associated with the modification of stock option terms.

          Interest income decreased to $0.1 million and $0.2 million for the three and six month periods ended June 30, 2001 as compared to $0.2 million and $0.4 million for the same periods in 2000.  Higher interest income in the prior year is due to higher average cash and cash equivalent balances, following the sale of equity securities in the fourth quarter of 1999.  We incurred interest expense of $0.2 million and $0.4 million for the three and six month periods ended June 30, 2001 compared to $0.07 million and $0.15 million for the same periods in 2000.  The increase reflects non-cash interest charges associated with the extension of certain redeemable preferred stock terms and an increase in equipment financing costs.

Liquidity and Capital Resources

             During the six months ended June 30, 2001 we used $7.8 million for research and development and administrative activities and $0.7 million for equipment acquisitions.  In April 2001 we received net proceeds of approximately $7.4 million from the sale of 80,000 shares of Series H Convertible Preferred Stock.  As of June 30, 2001 we had total cash and cash equivalents of $7.9 million.  Based on our current operating plan, we believe that existing cash and cash equivalents will be sufficient to fund our operations at the current levels until the fourth quarter of 2001.  Although there can be no assurance that we will be able to raise additional funds, our plan of operations assumes that additional funding will be received prior to that date from the sale of additional equity securities.  If we are unable to obtain financing prior to that date, we will be required to modify our business plan and possibly discontinue some or all of our operations, including the potential delay or discontinuation of some of our clinical trial programs.

             At June 30, 2001, we had a shareholders’ deficit accumulated during the development stage of $71.9 million.  Historically, the auditors’ reports on our financial statements have contained an explanatory paragraph concerning our ability to continue as a going concern.  We expect to continue to incur additional losses, and will require additional working capital, as we incur substantial expenses related to clinical trials, research and development activities, and scale-up of commercial manufacturing.

Market Risk

             We are exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.  Due to the nature of cash and cash equivalents, we believe that there is no material market risk exposure.

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

On July 26, 2001, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to change the corporate name to “Restoragen, Inc.”  The Company intends to file an amendment with the Delaware Secretary of State in the near future to effect the name change and the other actions approved by the stockholders.
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

	(a)	Exhibits
None
	(b)	Reports on Form 8-K
The Company filed a Form 8-K on June 22, 2001, attaching a letter to shareholders, which summarized progress in the Company’s medical programs, and a press release relating to the Company’s name change. No financial statements were required to be filed with the Form.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIONEBRASKA, INC.

Dated: August 10, 2001
/s/ Thomas R. Coolidge
Thomas R. Coolidge
Chief Executive Officer and Chairman
(Duly Authorized Officer)

/s/ David S. Walker
David S. Walker
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)