Form 10-Q
period 2001-09-30
RESTORAGEN INC
filed 2001-11-13
CIK 910133

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

☐            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

            ACT OF 1934 FOR THE TRANSITION PERIOD FROM____ TO _____.

Commission File Number 000-30493

Restoragen, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	47-0727668
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

4130 N.W. 37th Street, Lincoln, Nebraska	68524-1637
(Address of principal executive offices)	Zip Code

(402) 470-2100

(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

As of November 13, 2001, the Company had 7,379,408 shares of Common Stock, $.01 par value per share, outstanding.

RESTORAGEN, INC.

RESTORAGEN, INC.

(a development stage company)

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2001	2000
ASSETS

Current assets
Cash and cash equivalents	$2,669,696	$9,492,135
Prepaid expenses	210,936	174,499
Other current assets	53,042	45,734
Total current assets	2,933,674	9,712,368

Property and equipment, net of accumulated depreciation of $3,516,411 and $2,973,722	6,068,343	5,780,172
Patents and patents licensed, net of accumulated amortization of $208,984 and $170,529	676,660	663,437
Deferred financing costs, net of accumulated amortization of $320,430 and $128,172	192,259	384,517
Other assets	77,717	32,599
Total assets	$9,948,653	$16,573,093

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$891,290	$628,374
Accrued expenses	278,558	288,354
Capital lease obligations - current portion	601,746	617,251
Notes payable - current portion	673,047	608,299
Total current liabilities	2,444,641	2,142,278

Long-term liabilities:
Capital lease obligations - less current portion	776,528	1,036,871
Notes payable - less current portion	1,042,268	1,555,465
Total long-term liabilities	1,818,796	2,592,336

Total liabilities	4,263,437	4,734,614

Redeemable preferred stock
Series A,F and A,E,F ($0.01 par value, 211,750 and 411,750 shares authorized, 121,018 and 138,088 issued and outstanding, at redemption value)	16,298,605	16,675,502

Shareholders' deficit
Common stock, ($0.01 par value, 40,000,000 and 20,000,000 shares authorized, 7,379,408 and 7,329,845 shares issued and outstanding)	73,794	73,298
Convertible preferred stock, Series B,C,D,E,G,H and B,C,D,G ($0.01 par value; 496,500 and 216,500 shares authorized, 245,174 and 148,104 shares issued and outstanding)	2,452	1,481
Additional paid-in capital	66,947,518	58,603,886
Deficit accumulated during development stage	(77,637,153)	(63,515,688)
Total shareholders' deficit	(10,613,389)	(4,837,023)

Total liabilities and shareholders' deficit	$9,948,653	$16,573,093

See accompanying notes to condensed consolidated financial statements

RESTORAGEN, INC.

(a development stage company)

Condensed Consolidated Statement of Operations

(unaudited)

					Cumulative period
	Three Months Ended September 30,		Nine Months Ended September 30,		From April 15, 1988
					(date of incorporation)
	2001	2000	2001	2000	to September 30, 2001

Revenues	$4,503	$2,545	$6,996	$10,040	$3,667,373

Operating costs and expenses:
General and administrative	928,254	653,167	2,483,651	1,848,809	21,486,201
Research and development	4,625,789	2,764,632	11,284,251	9,201,970	59,570,834

Total operating costs and expenses	5,554,043	3,417,799	13,767,902	11,050,779	81,057,035

Operating loss	(5,549,540)	(3,415,254)	(13,760,906)	(11,040,739)	(77,389,662)

Other income (expense)
Interest income	50,593	164,140	254,235	577,865	1,851,494
Interest expense	(211,165)	(150,612)	(614,794)	(299,401)	(2,098,986)
	(160,572)	13,528	(360,559)	278,464	(247,492)

NET LOSS	$(5,710,112)	$(3,401,726)	$(14,121,465)	$(10,762,275)	$(77,637,154)

Preferred stock dividends accreted and accumulating but not declared	$(810,984)	$(693,055)	$(2,312,952)	$(2,079,166)	$(12,178,871)

Net loss applicable to common stock	$(6,521,096)	$(4,094,781)	$(16,434,417)	$(12,841,441)	$(89,816,025)

Basic and diluted loss per common share	$(0.88)	$(0.57)	$(2.23)	$(1.82)	$(20.34)

Average number of common shares outstanding - basic and diluted	7,373,357	7,184,721	7,361,768	7,042,125	4,416,488

See accompanying notes to condensed consolidated financial statements

RESTORAGEN, INC.

(a development stage company)

Condensed Consolidated Statement of Cash Flows

(unaudited)

			Cumulative period
	Nine Months Ended September 30,		From April 15, 1988
			(date of incorporation)
	2001	2000	to September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,121,465)	$(10,762,275)	$(77,637,153)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	581,143	669,499	3,964,370
Amortization of deferred financing costs	192,259	64,086	320,431
Acquired in process research & development	-	-	1,200,000
Stock-based compensation expense	261,261	-	7,107,046
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(43,745)	(199)	(263,978)
Accounts payable and accrued expenses	253,120	(628,146)	1,169,848

Net cash flows from operating activities	(12,877,427)	(10,657,035)	(64,139,436)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(830,860)	(2,230,050)	(9,584,754)
Increase in deposits and other assets	(45,118)	(10,157)	(309,396)
Increase in patents	(51,678)	-	(892,938)
Acquisition of GRFCo	-	-	(1,200,000)

Net cash flows from investing activities	(927,656)	(2,240,207)	(11,987,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	346,941	5,760,730	39,710,261
Net proceeds from issuance of preferred stock	7,360,000	-	34,591,371
Proceeds from long-term obligations	185,994	1,429,797	5,625,426
Payments on long-term obligations	(910,291)	(587,018)	(2,531,838)
Proceeds from bridge notes payable	-	-	3,765,500
Payments on bridge notes payable	-	-	(2,364,500)

Net cash flows from financing activities	6,982,644	6,603,509	78,796,220

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,822,439)	(6,293,733)	2,669,696

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,492,135	18,393,567	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,669,696	$12,099,834	$2,669,696

Supplemental disclosure of cash flow information:

Interest paid	$422,536	$235,315	$1,499,983

See accompanying notes to condensed consolidated financial statements

Restoragen, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2001 and 2000

(unaudited)

(1)           Summary of Significant Accounting Policies

Company Name Change – During the nine month period ended September 30, 2001, the Company changed its name from BioNebraska, Inc. to Restoragen, Inc.

Basis of Presentation - The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000 have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States of America.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary to present fairly the financial position at September 30, 2001, and results of operations and cash flows for the periods presented have been included.  Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year, or any other period.  These financial statements and notes should be read in conjunction with the audited financial statements for the year ended December 31, 2000, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities”, as amended by SFAS No. 137 and SFAS No. 138 on January 1, 2001.  There was no impact to the condensed consolidated financial statements as a result of adopting this standard.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The Company does not believe that the adoption of SFAS 141 will have an impact on the consolidated financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  The Company does not believe that the adoption of SFAS 142 will have an impact on the consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company does not expect its adoption of this standard to have a significant impact on the consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This standard addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company does not expect its adoption of this standard to have a significant impact on the consolidated financial statements.

Shareholders Equity - During the nine month period ended September 30, 2001, warrants to purchase a total of 49,563 shares of common stock were exercised with gross proceeds of $346,941.  In addition, holder redemption rights on Series E Preferred Stock expired on March 31, 2001.  In connection with the expiration of these rights, the Series E Preferred Stock has been reclassified to shareholders’ equity as of March 31, 2001.

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

During the nine months ended September 30, 2001, the shareholders of the Company approved a change in the number of authorized shares to 40,000,000 shares.

During the nine months ended September 30, 2001, the Company’s Certificates of Designation for the Series C, F and G Preferred Stock were amended to provide that the Company may pay accrued dividends in either cash or shares of Common Stock in certain circumstances at the discretion of the Company’s Board of Directors.

Going Concern Considerations - The Company, from inception, has experienced losses from its activities in research and development and has had minimal revenues.  This and the fact that the Company is a development stage business create a substantial doubt as to its ability to continue as a going concern.

The Company has obtained financing through private placement offerings.  As in the past, the Company is pursuing additional financing in the form of both equity and debt to fund several of its programs as well as its corporate overhead.

The Company’s ability to obtain profitability on substantial portions of its operations will also depend in large part on:  obtaining additional financing through equity or debt issues or development collaborations, as necessary; obtaining regulatory approvals of its products; entering into satisfactory agreements for product commercialization; and making the transition from a developmental stage business to a manufacturing and marketing company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Following is a discussion and analysis of the Company’s consolidated condensed financial condition and results of operations for the three and nine months ended September 30, 2001 and 2000.  The section should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2000, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

Cautionary Statement About Forward-Looking Statements

               This Form 10-Q contains, in addition to historical information, forward-looking statements that are based on the Company’s current expectations, beliefs, intentions or future strategies.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” and similar expressions to identify forward-looking statements.

               These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the Company’s dependence on obtaining future financing, the uncertainties involved in the additional development of the Company’s new pharmaceutical products, the outcomes of clinical trials, obtaining regulatory approvals or clearances, the ability of the Company’s products to be manufactured in commercial quantities, construction of additional facilities for commercial production, the development of internal or contractual distribution and marketing capabilities, the extent to which reimbursement for the costs of the products and treatments will be available from government health administration authorities, private health insurers and other organizations, protection of the Company’s patent and proprietary rights and avoiding infringement of other parties’ patents and proprietary rights, and potential competition.  These risks are further described in the Company’s Form 10-K for the year ended December 31, 2000 under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Additional Factors That May Affect Future Performance”.  The Company does not undertake responsibility to update such forward-looking statements to reflect events that arise after the date of this report.

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

Results of Operations

               Research and development expenses include those costs associated with the research, development, production and testing of our pharmaceutical products, including all direct costs incurred in conducting our clinical trials and all costs related to the protection of proprietary rights.  These costs have aggregated $59.6 million since our inception.  Research and development costs were $4.6 million and $11.3 million for the three and nine month periods ended September 30, 2001, as compared to $2.8 million and $9.2 million for the same periods in the prior fiscal year.  The increase primarily reflects higher clinical trial expenditures.  In October 2001, we commenced a clinical trial of our lead product, Betatropin, for the treatment of Type II Diabetes, involving 400 patients in approximately 40 centers.

               General and administrative expenses increased to $0.9 million and $2.5 million for the three and nine month periods ended September 30, 2001, as compared to $0.7 million and $1.8 million for the same periods in 2000.  The increase primarily reflects the strengthening of our administrative support structure, together with a non-cash compensation charge associated with the modification of stock option terms.

               Interest income decreased to $0.05 million and $0.3 million for the three and nine month periods ended September 30, 2001 as compared to $0.2 million and $0.6 million for the same periods in 2000.  Higher interest income in the prior year is due to higher average cash and cash equivalent balances, following the sale of equity securities in the fourth quarter of 1999.  We incurred interest expense of $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2001 compared to $0.15 million and $0.3 million for the same periods in 2000.  The increase reflects non-cash interest charges associated with the extension of certain redeemable preferred stock terms and an increase in equipment financing costs.

Liquidity and Capital Resources

                During the nine months ended September 30, 2001, we used $12.9 million for research and development and administrative activities and $0.8 million for equipment acquisitions. In April 2001, we received net proceeds of approximately $7.4 million from the sale of 80,000 shares of Series H Convertible Preferred Stock.  As of September 30, 2001, we had total cash and cash equivalents of $2.7 million, and as of October 31, 2001, our cash was reduced to $1.1 million.  Based on our current operating plan and spending levels, we believe that existing cash will be exhausted by the end of November 2001.

                From May through September 2001, we undertook a private placement of preferred stock through a national investment banking firm with the goal of raising approximately $30 million to fund operations.  Despite significant efforts, including road shows and individual investor meetings throughout the United States and Europe, we were not successful in placing those securities.

            We are now negotiating to obtain interim financing, in the form of both debt and equity, with a number of potential investors. We anticipate that the amount of this interim financing, if received, will be approximately $15 million and will be sufficient to fund operations under our current operating plan into the second quarter of 2002.  This assumes we are not required to repurchase any Series F Preferred Stock (see below).  We are hopeful that we can conclude negotiations and receive this funding within the next two weeks.  There can be no assurance that we will be able to successfully conclude this financing or any other financing.  Even if we conclude a transaction, the terms of the financing will likely be more onerous to the Company than past financings.

                If we are unable to obtain suitable financing by month end, we may be required to suspend or cease operations, and possibly pursue bankruptcy or liquidation of some or all of our business.  We do not have a guaranteed future source of funding and we will continue to require significant additional working capital on an on-going basis to fund our operations.

                During a 90 day period beginning January 1, 2002, any holder of Series F Preferred Stock has the right to give notice to the Company requiring the Company to repurchase his, her or its Series F Preferred shares at face value plus accrued dividends.  If all holders of Series F Preferred Stock were to exercise their right, the Company’s total repurchase obligation would be approximately $14.7 million.  These payments would be due in installments over 12 months.

               At September 30, 2001, we had a shareholders’ deficit accumulated during the development stage of $77.6 million. We will continue to incur additional losses as we incur substantial expenses related to clinical trials, research and development activities, and scale-up of commercial manufacturing. The auditors’ reports on our financial statements contain an explanatory paragraph concerning our ability to continue as a going concern.

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

Item 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

               See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk”.

PART II

OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

               None

Item 2.   CHANGES IN SECURITIES.

During the three month period ending September 30, 2001, warrants to purchase a total of 18,954 shares of Common Stock were exercised for gross proceeds of $132,678.  These shares were issued with a restrictive legend.  The Company believes that these transactions were exempt under Section 4(2) of the Securities Act of 1933 and from the registration and prospectus delivery requirements of the Act and from applicable state securities laws in the states where the purchasers reside.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               The Company’s Annual Meeting of Shareholders was held on July 26, 2001.  The shareholders took the following actions:

(1)  The stockholders authorized an amendment to the Company’s Certificate of Incorporation to change the name of the Company to “Restoragen, Inc.”  The amendment was passed by the following vote:

For

8,134,566

Against	19,707

(2)  The stockholders authorized an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company.  The amendment was passed by the following vote:

For	8,087,060
Against	67,213

(3)           The stockholders voted on an amendment to the Company’s Certificates of Designation for the Series B, C, D, E, F and G Preferred Stock to provide that the Company may pay accrued dividends in either cash or shares of Common Stock in certain circumstances at the discretion of the Company’s Board of Directors.  The amendment was adopted with respect to Series C, E and G and was not adopted with respect to Series B, D and F.  The related votes are as follows:

Total

Class

For

Withheld

Abstain

For

Withheld

Abstain

Series B	8,154,273	140,143	81,061	106,136	32,111	27,112
Series C	8,014,130	140,143	85,061	187,981	4,284	1,428
Series D	8,010,559	143,714	85,061	300,561	22,226	2,228
Series E	8,014,130	140,143	85,061	198,991	0	0
Series F	8,014,130	140,143	85,061	567,875	0	0
Series G	8,013,930	140,343	85,261	645,161	0	0

Although a sufficient number of the total votes (Common plus all classes of Preferred) was obtained to amend the Series B, D and F Certificates, the requisite class vote of a majority of the outstanding shares of each of those three individual classes was not obtained.  The required number of “for” votes to authorize the amendment for each of those classes was:  Series B – 116,894; Series D – 433,851 and Series F – 682,926.

(4)         The stockholders ratified an amendment to the Company’s 1993 Stock Plan (the “Stock Plan”) to increase the number of shares available under the Stock Plan and to renew the duration of the Stock Plan.  The ratification passed by the following vote:

For	7,864,877
Against	289,396

(5)           The stockholders elected eight directors to hold office until the annual meeting of stockholders.  The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:

Name	Votes For	Votes Withheld

Walter R. Barry, III

8,097,373

56,900

Thomas R. Coolidge	8,109,210	45,063
Grant W. Denison, Jr.	8,097,373	56,900
Richard A. De Souza	8,109,210	45,063
William A Jenkins	8,109,210	45,063
Stephen W. Jenks	7,486,585	667,688
Erich Sager	8,097,373	56,900
Fred W. Wagner	8,109,210	45,063

  On September 20, 2001, the Company’s Board of Directors increased the size of the Board of Directors to nine directors and appointed Peter Tattle to serve until the next election of directors by the shareholders.

Item 5.   OTHER INFORMATION.

None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

None

(b)  Reports on Form 8-K

None

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESTORAGEN, INC.

Dated: November 13, 2001	/s/ Thomas R. Coolidge
Thomas R. Coolidge
Chief Executive Officer and Chairman
(Duly Authorized Officer)

/s/ David S. Walker
David S. Walker
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)