Form 10-K
period 2001-12-31
RESTORAGEN INC
filed 2002-03-28
CIK 910133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number  000-30493

RESTORAGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0727668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4130 N.W. 37th Street, Lincoln, Nebraska 68524-1922
(Address of principal executive offices)

Registrant’s telephone number, including area code: (402) 470-2100

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

Yes   ☒                No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of March 25, 2002, the Company had outstanding 7,379,408 shares of Common Stock, $.01 par value.

PART I

ITEM 1.  BUSINESS

Introduction

Restoragen Inc. (formerly BioNebraska, Inc.) is a development stage biotechnology company focused on the development and production of peptide therapeutics.  The Company continues to develop its capabilities in production, purification and amidation of medium range peptides using proprietary recombinant technologies and chemistries.  The Company believes its ability to produce medium range peptides at relatively low cost in this manner will facilitate their development as therapeutic agents.

The Company’s principal pharmaceutical product currently under development is recombinant human GLP-1.  GLP-1 is believed to be an important insulinotropic peptide that regulates metabolism and has been shown to reduce high blood glucose levels and to improve insulin secretion and action in type II diabetics.  Restoragen has successfully completed phase I and phase II (a) studies using its recombinant GLP-1 (“rGLP-1”) for the treatment of type II diabetes.  Previously the Company had intended to undertake a large phase II/III trial.  In the first quarter of 2002, the Company modified the design of the trial and is currently conducting a phase II (b) trial for patients with type II diabetes who are failing oral therapy.  Assuming satisfactory results from the phase II (b) trial, the Company intends to enter phase III clinical testing with an appropriate development and commercialization partner to fulfill the requirements for marketing approvals in the United States and other countries.

Insulin resistance is also an underlying factor in disorders other than diabetes.  Restoragen has conceived and patented several new and important uses for rGLP-1 in certain serious cardiovascular diseases and intends to pursue the clinical development of rGLP-1 for niche cardiovascular diseases.

The Company has previously conducted development work with recombinant Human Growth Hormone Releasing Factor (“rGRF”) and rGRF in combination with parathyroid hormone (“PTH”) for the treatment of osteoporosis and other symptoms of aging.  At the present time, Restoragen’s clinical development of rGRF and PTH has been suspended to concentrate the Company’s resources on the effective development of rGLP-1.

Strategy

In the first quarter of 2002, the Company restructured and revised its business strategy in an effort to accelerate commercialization of its therapeutics, reduce risk, and conserve cash.  The revised strategy will focus on the Company’s ability to develop commercially viable recombinant peptide production methods for contract customers and will involve strategic partnering to develop and commercialize peptide-based therapeutics for clinically and economically important diseases.

Restoragen’s strategic intent is to become a leader in the development, production and commercialization of peptide therapeutics primarily focused on cardiovascular and metabolic diseases, such as heart failure and type II diabetes.

To achieve this objective, Restoragen is pursuing the following strategies:

1)              Capitalize on the Company’s core competence of peptide production and processing methods to provide solutions to biopharmaceutical companies with proprietary peptides in return for milestone payments and royalties from net sales.

2)              Establish partnerships with market leading pharmaceutical and medical device companies to develop and commercialize Restoragen’s rGLP-1 as a standard of care for certain niche cardiovascular diseases in which insulin resistance is an underlying factor.

3)              Establish partnerships with market leading pharmaceutical and drug delivery companies to develop and commercialize sustained release formulations of rGLP-1 for type II diabetes and other metabolic diseases and cardiovascular disorders in which insulin resistance is an underlying factor.

4)              Maintain a tightly focused and streamlined corporate infrastructure and collaborate with industry leaders. By outsourcing many non-core aspects of its business, Restoragen believes that it will substantially reduce operating overheads and capital investment, accelerate commercialization of its products and reduce business risk.

Restoragen is currently pursuing discussions with potential customers for the Company’s peptide production expertise and processing methods, and with potential strategic partners for the Company’s rGLP-1 and other therapeutic peptides.  No definitive contracts are in place.

Consistent with this revised strategic intent, on February 21, 2002, the Company announced and implemented a restructuring and reduction in workforce from 121 to 60 employees.  This reduction was deemed necessary to restructure the Company in a focused and strategic manner and conserve cash.

Peptide Production Capabilities

Peptides are formed from amino acid building blocks in various combinations and sequences.  Peptides made up of less than 20 amino acid residues generally can be produced in commercial quantities by conventional chemical synthesis and often at acceptable costs.  Peptides consisting of more than 60 amino acid residues are generally known as proteins and tend to develop complex three dimensional structures.  Generally, proteins can be produced efficiently by conventional biological means using recombinant production techniques at relatively high but often acceptable costs for pharmaceutical applications.

Medium range peptides are made up of 20 to 60 or more amino acid residues.  When more than 20 amino acid residues are incorporated in a peptide, the cost of production with conventional chemical synthesis increases dramatically and the efficiency and yields rapidly decline.  The difficulties associated with the manufacture of medium range peptides by chemical synthesis and the associated costs are often not acceptable for commercial pharmaceutical purposes, especially when the size of the peptide exceeds 25 amino acid residues.

The Company believes it has developed proprietary technologies and processes for the efficient production and purification of medium range peptides at relatively low costs, as compared to the reported costs using chemical synthesis.  Each of the Company’s proprietary manufacturing processes involves the introduction of a gene into E. coli bacteria for a construct containing a proprietary leader connected to a precursor peptide protein.  The bacteria are grown by fermentation in a carefully controlled environment in a fermentation vessel.  The bacteria are harvested and their cells broken apart.  The expression leader attached to the medium range peptide precursor is selectively removed from the cell mass by proprietary purification methods.  The medium range peptide is cleaved from the expression leader using proprietary techniques and further purified and often amidated to yield the natural human form.

Recombinant methods of producing medium range peptides generally have not been successful due to an inability to amidate.  An important characteristic of many medium range peptides is that they end with an amide in their natural form.  This amide ending is often required to constitute the natural peptide and develop full biological activity.  However, the amide ending cannot be made recombinantly and must be added by chemical or enzymatic means.  The inability to add amide endings at an acceptable cost has been a major impediment to the efficient recombinant production of medium range peptides.  The Company believes it has developed several efficient and proprietary processes for adding this amide to medium range peptides that have been produced recombinantly.  In combination with the Company’s recombinant production methods, this makes possible the efficient and relatively low cost production of natural medium range peptides of high purity that incorporate the amide.

Although Restoragen has successfully produced therapeutic peptides in limited quantities for research and development purposes, the Company has not produced commercial quantities and has limited experience with commercial scale manufacturing.  Restoragen does not have adequate facilities, management expertise or employees to produce peptides for commercial therapeutics purposes.  The Company is currently evaluating potential sources for commercial-scale production.

GLP-1 and Insulin Resistance

Restoragen began its development program for type II diabetes because GLP-1 is an insulinotropic hormone.  During the course of evaluating the effects of rGLP-1 in diabetic patients, an original discovery was made that indicated rGLP-1 reverses insulin resistance.  This effect is directly beneficial for type II diabetics because rGLP-1 improves the response to insulin in these patients and normalizes serum glucose.  While virtually all type II diabetic patients have insulin resistance, most people who have insulin resistance do not develop diabetes.  However, insulin resistance is an underlying factor for several other serious disorders related to the hypersecretion of insulin, including Syndrome X and Polycystic Ovary Syndrome.  Additionally, insulin resistance is a major risk factor for most serious and common cardiovascular diseases, including coronary artery disease, peripheral vascular disease and stroke.  Cognizant of these well-established facts and capitalizing on its own unique research findings with rGLP-1, Restoragen has filed several patent applications (one of which has issued) covering new and important uses for GLP-1 and its analogs in certain cardiovascular disorders.

Heart failure hospitalizes more patients than any other disease in the United States and carries a 50% five-year survival rate.  Because patients with heart failure are known to develop insulin resistance, as well as a potentially reversible metabolic myopathy resulting from insulin resistance, Restoragen has begun to evaluate micro-infusion pump delivery of rGLP-1 as a potential therapy for severe heart failure.  It should be noted that oral anti-diabetic agents such as metformin and the glitazones are contraindicated in patients with this disease.  By reversing the exaggerated utilization of fatty acids and promoting the utilization of glucose as an energy source, GLP-1 specifically targets a fundamental pathophysiological mechanism in the diseased heart that contributes to the cardiac dysfunction and debility of patients with heart failure.

Sales and Distribution

The Company’s distribution strategy is to develop a collaboration with one or more leading pharmaceutical companies for the final marketing and distribution of approved therapeutics.  Failure to initiate, develop and maintain effective commercialization partnerships will jeopardize the Company’s ability to sell and distribute potential products.  Even if suitable partnerships are established, successful commercialization of the Company’s potential products will depend in part upon the extent to which reimbursement for the costs of such products will be available from government health administrations, private health insurers, and other relevant organizations.  There can be no assurance that any of the Company’s potential products, if developed, launched and reimbursed, will be successfully promoted or achieve market acceptance.

Medtronic Relationship

Restoragen has a relationship with Medtronic and with its affiliate MiniMed Inc., the worldwide leader in subcutaneous continuous-flow microinfusion devices, to design, develop, optimize and implement the delivery of rGLP-1 formulations for targeted clinical populations.  To date, Medtronic has contributed equity investment and loan financing to Restoragen exceeding $17 million.  Medtronic has been granted the right to designate a person as a voting member of the Company’s Board of Directors, but has not yet exercised that right.  In exchange for its investment, Medtronic has also been granted the right of first offer and negotiation for the distribution rights to rGLP-1 in the field of diabetes.

Intellectual Property

Restoragen’s success will depend in part on its ability to obtain and maintain patent protection for its production processes and products, preserve trade secrets, prevent third parties from infringing upon its proprietary rights, and to operate without infringing upon the proprietary rights of others, both in the United States and internationally.

Restoragen has filed patent applications to cover certain aspects of its recombinant production technologies and peptide modification methods, including basic elements of its amidation technology.  The Company intends to write and file additional applications covering its processes.  There can be no assurance that any such patent applications will result in issued patents or that any issued patent will provide meaningful protection for the Company’s technology or enhance the Company’s competitive position.  The Company also owns or has exclusive rights to issued or allowed US patents pertaining to various elements of peptide production technology.  However, none of the issued or allowed patents related to the Company’s production technology are used in the Company’s current production process pertaining to rGLP-1.

The Company has a portfolio of one issued and several pending patent applications covering GLP-1 and its analogs for use in both acute and chronic cardiovascular disease and its prevention.  The issued patent covers the use of GLP-1 in treating reperfused tissue and patent applications cover the use of GLP-1 and its analogs for a wide-range of related cardiovascular problems, including acute coronary syndromes, hibernating myocardium, diabetic cardiomyopathy, peripheral vascular disease with intermittent claudication, stroke and disorders of insulin resistance.  There can be no assurance that any such patent applications will provide meaningful protection for the Company’s technology or enhance the Company’s competitive position.

The Company is aware of an issued U.S. patent claiming the use of GLP-1 to treat patients who have suffered myocardial infarction and a published patent application to treat congestive heart failure.  It may be necessary to seek licenses to these intellectual properties and pay royalties if the Company wishes to sell rGLP-1 for these indications.  If the Company cannot obtain such licenses or cannot successfully challenge the validity of these patents or prove non-infringement of them, then Restoragen will be prohibited from selling rGLP-1 for these indications in countries where such patents are in force.

Restoragen is aware of a U.S. patent issued to Massachusetts General Hospital in 1997 covering the use of GLP-1 (7-36) amide for the treatment of type II diabetes and hyperglycemia and for the enhancement of pancreatic insulin expression.  This patent has been licensed exclusively to Scios, Inc., and subsequently sublicensed to Novo Nordisk.  This patent is a continuation in part of a continuation in part and the Company believes that it should not have been given the benefit of the original filing date.  The Company believes that intervening art appeared between the original filing date and the filing of the first continuation-in-part, and consequently the patent should not have been issued. The equivalent European patent was rejected by the European Patent Office, but the Company is aware that the applicant has appealed this decision. Certain unidentified parties have successfully opposed the issuance of the equivalent patent in Japan.  Unless the U.S. patent is declared invalid, the Company will be required to obtain a license and pay a royalty to carry out its plans for type II diabetes in the U.S.  Even if patent infringement litigation was to ensue and the Company succeeded in demonstrating the patent’s invalidity, the defense would be expensive and time consuming.  There is no assurance that the patent will be declared invalid or that the Company will be able to obtain a license on commercially reasonable terms.  Although preliminary discussions have occurred, no definitive agreements have been reached.

As development of rGLP-1 has progressed, the Company has determined that rGLP-1 will be evaluated and used in combination with oral anti-diabetic agents for the treatment of type II diabetes.  Clinical development plans have been designed accordingly.  However, Restoragen is aware of several issued patents and patent applications relating to the combined therapeutic use of GLP-1 and oral hypoglycemic agents to treat diabetes.  These patents and applications, if issued, may restrict the Company from selling a combination of rGLP-1 and an oral hypoglycemic agent in the United States and other countries where such patents are in force.

Restoragen is aware of a US patent issued to Eli Lilly claiming the use of GLP-1 for the treatment of obesity and corresponding filings in other countries that may restrict the Company from selling rGLP-1 for this indication in the United States and other countries where such patents are in force.  The Company has suspended its obesity program.

Competition

Many drug companies engage in research and development to commercialize products to treat cardiovascular and metabolic diseases. Restoragen competes with these companies for funding, access to licenses, personnel, third-party collaborators and product development. Almost all of these companies have substantially greater financial, marketing, sales, distribution and technical resources, and more experience in research and development, clinical trials and regulatory matters, than Restoragen.  In addition, competitors may develop and commercialize additional products that compete with Restoragen’s products and may do so more rapidly than Restoragen.

Governmental Regulation

Government authorities in the United States and other countries extensively regulate the research, development, testing, manufacture, promotion, marketing and distribution of drug products.  The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include: preclinical laboratory tests, preclinical studies in animals and formulation studies and the submission to the FDA of an investigational new drug application for a new drug; adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication; the submission of a new drug application to the FDA; and FDA review and approval of the new drug application prior to any commercial sale or shipment of the drug.

Preclinical tests include laboratory evaluation of product chemistry toxicity and formulation, as well as animal studies.  The results of preclinical testing are submitted to the FDA as part of an investigational new drug application.  A 30-day waiting period after the filing of each investigational new drug application is required prior to the commencement of clinical testing in humans.  At any time during this 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the FDA authorizes trials under specified terms.  The investigational new drug application process may be extremely costly and substantially delay development of Restoragen’s products.  Moreover, positive results of preclinical tests will not necessarily indicate positive results in clinical trials.

Clinical trials to support new drug applications are typically conducted in three sequential phases, but the phases may overlap.  During Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses.  Phase II usually involves studies in a limited patient population to assess the efficacy of the drug in specific, targeted indications; assess dosage tolerance and optimal dosage; and identify possible adverse effects and safety risks.

If a drug candidate is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials, also called pivotal studies, major studies or advanced clinical trials, are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites.

After successful completion of the required clinical testing, generally a new drug application is submitted to the FDA.  The FDA may request additional information before accepting a new drug application for filing, in which case the application must be resubmitted with the additional information.  After the submission has been accepted for filing, the FDA has 180 days to review the application and respond to the applicant.  The review process is often significantly extended by FDA requests for additional information or clarification.  The FDA may refer the new drug application to an appropriate advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee.

If FDA evaluations of the new drug application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter.  An approvable letter will usually contain a number of conditions that must be met in order to secure final approval of the new drug application and authorization of commercial marketing of the drug for certain indications.  The FDA may refuse to approve the new drug application or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information.

Under a new regulatory system in the EU, a centralized procedure is mandatory for the approval of biotechnology products and high technology products and available at the applicant’s option for other products.  The centralized procedure provides for the grant of a single marketing authorization that is valid in all EU member states.

To date, the Company has not brought any product through the approval process of the FDA or equivalent European authorities and may encounter unforeseen difficulties and delay in doing so.

Corporate Information

The Company was incorporated under the name BioNebraska, Inc. in 1988 and began operations in 1989.  The corporation changed its name to Restoragen, Inc. in August 2001.  The Company currently employees 60 employees.  No employees are represented by labor organizations and there are no collective bargaining agreements.

Restoragen is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files reports, proxy statements and other information with the Securities and Exchange Commission.  Reports, proxy statements and other information filed by Restoragen can be inspected and copies of such material can be obtained at prescribed rates from the Public Reference Section of the Commission, 450 Fifth Street N.W., Room 1024, Judiciary Plaza, Washington D.C. 20549.  The Commission also maintains a web site (http://www.sec.gov) at which reports, proxy and information statements and other information regarding the Company may be accessed.

ITEM 2.  PROPERTIES

Facilities

The Company currently leases approximately 40,000 square feet of facilities in the Lincoln, Nebraska Air Park.  The Company has two leases through the year 2013, with options to renew the leases through the year 2018.  In these buildings, the Company has constructed offices and research, quality control and quality acceptance laboratories and fermentation and downstream processing facilities.  Due to the Company’s reduction in workforce from 121 to 60 employees in February 2002, space requirements are currently being evaluated for the Company’s downsized operations.  If the Company determines that a second building is not required, Restoragen will review options to sub-lease the property.  The Company is evaluating potential sources for commercial scale production of its products.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Holders

There is no established trading market for the Company’s Common Stock.  As of March 25, 2002, the Company’s Common Stock was held of record by 456 persons.  In addition, a number of shares were held in street name by nominees for a number of additional shareholders.  The Company also has seven series of outstanding convertible preferred stock and one series of non-convertible preferred stock.

Dividends

To date, the Company has not paid cash dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future.  Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements and other such factors as the Board of Directors deems relevant.  As long as any Convertible Preferred Stock is outstanding, no dividend may be declared or paid upon, nor may any distribution be made upon Common Stock or any junior securities, unless payment in full of all cumulative dividends on the outstanding Convertible Preferred Stock has been paid.

Sales of Unregistered Securities Since September 30, 2001.

On December 13, 2001, Restoragen, Inc. entered into a loan agreement with Medtronic International, Ltd. and various other lenders named therein (the “Loan Agreement”).  Under the terms of the Loan Agreement, the Company received loans in an aggregate principal amount of $18 million.

The loans are evidenced by secured convertible promissory notes that automatically convert (at the option of the holder into common stock or preferred stock of the Company) upon (i) the occurrence of an initial public offering of common stock that results in gross proceeds to the Company of at least $50 million, (ii) the completion of qualified additional financing (as defined in the Loan Agreement) in an amount equal to $17 million, (iii) the election of the holder of at least 60% of the aggregate principal amount of loans outstanding at any time or (iv) the proposed prepayment by the Company of some or all of the outstanding principal amount of the notes.  The conversion ratio applicable upon the occurrence of each of the foregoing events is set forth in the notes, but is generally the lower of $12.50 per share or the lowest per share price at which the Company sells equity after the date of the notes.  The notes bear interest at a rate of prime plus 3% per annum and mature on the second anniversary of the date of their issuance.

The notes are secured by a first priority security interest in (i) the proceeds arising out of the grant of any license rights in any of the Company’s intellectual property or other general intangibles and (ii) the Company’s intellectual property.  Notwithstanding this first priority security interest, the Company may grant licenses to and enter into collaborative agreements with respect to its intellectual property in the ordinary course of business.

In addition, the Company issued warrants to the lenders to purchase common stock of the Company at a per share warrant exercise price equal to the lower of $9.00 or the lowest per common equivalent share price at which the Company sells equity after the date of the warrants (the “Warrant Exercise Price”).  Each of the lenders initially received warrants to purchase a number of shares of common stock equal to 50% of the outstanding loan held by such lender divided by the Warrant Exercise Price.  Commencing with the 90th day after the initial date of issuance of the warrants, the number of shares of common stock into which the warrants are exercisable will increase by an additional 10% of the outstanding loan held by each lender divided by the Warrant Exercise Price for each 30-day period in which such loan continues to remain outstanding and not converted, up to 100% of the outstanding loan amount divided by the Warrant Exercise Price.

In connection with the financing, Mr. Coolidge stepped down as Chief Executive Officer of the Company.  He currently serves as the non-executive Chairman of the Board.  In addition, Mr. Grant Denison, Jr. and Mr. Stephen W. Jenks resigned from the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth selected financial data of the Company, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Company’s Consolidated Financial Statements.  The selected financial data as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 are derived from the audited financial statements of the Company. The financial statements for the years 2001 and 2000 have been audited by Deloitte & Touche LLP, who were appointed as the Company’s independent auditors in November 2000.  The financial statements for all prior years were audited by Loren D. Swanson, CPA.

Selected Financial Data

	Year Ended December 31,
	2001	2000	1999	1998	1997
Statement of Operations Data:	(Dollars in thousands, except per share data)
Operating revenues & collaborative payments	$9	$10	$5	$12	$6
Loss from continuing operations applicable to common shareholders	(24,608)	(22,320)	(15,388)	(10,862)	(5,984)
Loss from operations per share applicable to common shareholders	(3.34)	(3.14)	(3.04)	(2.55)	(1.41)

	As of December 31,
Balance Sheet Data:	2001	2000	1999	1998	1997
Total assets	$22,411	$16,573	$23,505	$10,262	$3,050
Long term debt	19,509	2,592	1,428	255	96
Redeemable preferred stock	3,050	16,676	15,453	14,125	3,158
Shareholders’ equity (deficit)	(4,640)	(4,837)	3,478	(7,359)	(3,911)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Fiscal Years Ended December 31, 2001 and 2000

Research and development expenses include those costs associated with the research, development, production and testing of the Company’s therapeutic products under development and the protection of proprietary rights.  Included in research and development expenses are direct costs incurred in conducting the Company’s clinical trials. Total research and development costs increased from $14.5 million in 2000 to $17.4 million in 2001. The increase reflects increased clinical trial activity and an increase in the Company’s medical department infrastructure to support the higher level of clinical activity.  These higher costs have been partially offset by lower compensation charges associated with the modification of stock options which totaled $0.1 million in 2001 compared to $2.3 million in 2000.  General and administrative expenses decreased from $5.3 million in 2000 to $3.5 million in 2001.  The decrease reflects a reduction in compensation charges associated with the modification of stock option terms.  A charge of $0.2 million in 2001 compares to a charge of $2.8 million in 2000.  Other general and administrative expenses increased from $2.5 million in 2000 to $3.3 million in 2001 as the Company strengthened its administrative support structure.

Interest income decreased from $0.7 million in 2000 to $0.3 million in 2001.  The average cash balance was higher in 2000, following the sale of equity securities in the fourth quarter of 1999. The Company incurred $0.8 million in interest expense in 2001 as compared to $0.5 million in 2000. The increase reflects interest charges associated with the extension of certain preferred stock terms, accrued interest on promissory notes and an increase in equipment financing costs.

Fiscal Years Ended December 31, 2000 and 1999

Total research and development costs increased from $10.4 million in 1999 to $14.5 million in 2000. The increase primarily reflects increased clinical trial activity and a compensation charge of $2.3 million associated with the modification of stock option terms. Additional costs were also incurred associated with increased production scale-up activities and further development of the Company’s production technology.  General and administrative expenses increased from $2.2 million in 1999 to $5.3 million in 2000.  The increase primarily reflects a compensation charge of $2.8 million associated with the modification of stock option terms, together with higher operating costs as the Company strengthened its administrative support structure.

Interest income increased from $0.3 million in 1999 to $0.7 million in 2000 reflecting the higher average cash balance in 2000, following the sale of equity securities in the fourth quarter of 1999. The Company incurred $0.5 million in interest expense in 2000 as compared to $0.2 million in 1999. The increase reflects interest charges associated with the extension of certain preferred stock terms and an increase in equipment financing costs.

Liquidity and Capital Resources

Working captial was $7.6 million as of December 31, 2000, compared to $10.7 million as of December 31, 2001.  Cash and cash equivalents were $9.5 million as of December 31, 2000 compared to $15.0 million as of December 31, 2001.

During 2001, the Company used approximately $17.7 million of cash for operating activities and $0.9 million for asset acquisitions.  Based on its anticipated revised operating plan, the Company believes that existing cash and cash equivalents will be sufficient to fund operations until the third quarter of 2002.  Prior to that time, the Company plans to seek additionally financing from the sale of additional debt or equity securities or from collaboration payments from potential strategic partners.  Any additional required financing may not be available to the Company on satisfactory terms, if at all.  If unable to obtain financing, the Company will be required to further modify the business plan and possibly discontinue some or all of its operations.

The Company has financed its operations since inception primarily through sales of equity and debt securities and, to a lesser extent, collaboration payments and sales of metal detection kits.  Collaboration and joint venture payments received and metal detection kit sales were $2.7 million and $1.0 million, respectively, from inception through 2001.  From inception through 2001, the Company had net cash flows from financing activities totaling approximately $96 million.

In April 2001 Restoragen received net proceeds of approximately $7.4 million from the sale of 80,000 shares of Series H Convertible Preferred Stock.  From May through September 2001, the Company undertook a private placement of preferred stock through a national investment banking firm with the goal of raising approximately $30 million to fund operations.  Despite significant efforts, including road shows and individual investor meetings throughout the United States and Europe, the Company was not successful in placing those securities.

In December 2001 Restoragen entered into a bridge loan agreement with several current shareholder and their affiliates, including Medtronic, Inc., Rocky Mountain Associates, S.A. and Equity Four Life (Bahamas) Ltd.  Under the terms of the Loan Agreement, Restoragen received loans in an aggregate principal amount of $18 million. Net proceeds received by the Company from the loans totaled $17.5 million.  As described in Item 5, the loans are secured by a first priority security interest in (i) the proceeds arising out of the grant of any license rights in any of the Company’s intellectual property and (ii) the Company’s intellectual property.

During 2001, warrants to purchase a total of 49,563 shares were exercised realizing net proceeds of $0.3 million.  Proceeds from equipment financing totaled $0.2 million and capital repayments in respect of equipment financing totaled $1.2 million.

In February 2002, Restoragen announced a restructuring and a reduction of total workforce from 121 to 60 employees.  In connection with the restructuring, the Company recorded restructuring costs of approximately $1.0 million during the first quarter of 2002.  The restructuring was required as the Company realigned its business strategy. The revised strategy will focus on the Company’s ability to develop commercially viable recombinant peptide production methods and will involve strategic partnering to develop and commercialize peptide-based therapeutics for clinically and economically important metabolic diseases.  After the restructuring, it is anticipated that the Company’s ongoing net cash outflow for the remainder of the year will be approximately $1.5 million per month.

At December 31, 2001, the Company had a shareholders deficit accumulated during the development stage of $85.0 million. Historically the auditors’ reports on the Company’s financial statements have contained an explanatory paragraph concerning the Company’s ability to continue as a going concern and its status as a development stage company. The Company expects to incur additional losses and will require additional working capital as it incurs expenses related to production process development, process scale up and clinical trials.

Contractual Obligations and Commitments

The following table summarizes Restoragen's outstanding contractual obligations as of December 31, 2001.

Payments Due by Period

Contractual Obligations

Total

2002

2003

2004

2005

2006

Thereafter

Capital Lease Obligations	$1,477,940	$728,405	$604,931	$118,737	$23,734	$2,133	$—
Operating Lease Obligations	3,964,633	330,561	328,413	327,984	327,984	334,233	2,315,458
Notes Payable	1,555,465	696,127	607,766	251,572	—	—	—
Convertible Notes Payable	18,000,000	—	18,000,000	—	—	—	—

As disclosed in Note 11 to the consolidated financial statements, we also have dividends accumulated through December 31, 2001 of approximately $12.5 million.  Of this amount, approximately $750,000 is payable to the holder of Series A Preferred Stock on May 31, 2003.  If the dividends are not paid by May 31, 2004, the holder of Series A Preferred Stock acquires voting rights under the Certificate of Designation to elect one-third of the members of the Board of Directors.  The remaining dividends are payable when declared by the Board of Directors or upon other qualifying events described in the applicable Certificates of Designation for the Preferred Stock.

New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities”, as amended by SFAS No. 137 and SFAS No. 138 on January 1, 2001.  There was no impact to the consolidated financial statements as a result of adopting this standard.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations.”  SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  There was no impact to the consolidated financial statements as a result of adopting this standard.

In July 2001, the FASB issued SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002.  SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  The Company does not believe that the adoption of SFAS No. 142 will have an impact on the consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of SFAS No. 143 will have an impact on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This standard addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company does not believe that the adoption of SFAS No. 144 will have an impact on the consolidated financial statements.

Critical Accounting Policies

The Company reviews long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An evaluation of recoverability is performed by comparing the undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a writedown is required.

As permitted by SFAS No. 123, “Accounting for Stock-based Compensation”, the Company accounts for its stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  All stock-based awards to independent consultants are accounted for under the fair value method as required by SFAS No. 123 and related interpretations.

Impact of Inflation

The impact of inflation on the financial position or results of operations of the Company was not material for the years ended December 31, 2001, 2000, and 1999.

Cautionary Statement About Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, particularly under this Item 7, may constitute “forward looking statements” within the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “seek” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.  These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the dependence of the Company on obtaining future financing, uncertainties involved in the additional development of the Company’s new pharmaceutical products, including securing strategic partners to fund further development, the outcomes of clinical trials, obtaining regulatory approvals or clearances, the ability of the Company’s products to be manufactured in commercial quantities, availability of commercial production capacity, the development of partnerships for distribution and marketing, protection of the Company’s patent and proprietary rights, avoiding infringement of competitor’s proprietary rights, potential competition and the extent to which reimbursement for the costs of the products and treatments will be available from government health administration authorities, private health insurers and other organizations. The Company does not undertake responsibility to update such forward-looking statements to reflect events that arise after the date of this report.  Following is a detailed discussion of these risks and uncertainties under the heading, “Additional Factors That May Affect Future Performance.”

Additional Factors That May Affect Future Performance

Restoragen’s business is subject to various risks, including those described below.  Investors should carefully consider these risk factors, together with all of the other information in this Form 10-K.  Any of these risks could materially adversely affect the Company’s business, operating results and financial condition.

Sufficiency of Working Capital; Dependence on Future Financing.  Depending upon the circumstances and the progress of the Company’s production and clinical development efforts, the Company believes that existing funds should be adequate to finance operations at the current levels into the third quarter of 2002.  The Company will require additional funding prior to that time, and the Company will seek additional funding through the sale of additional equity or debt securities or from collaboration payments from potential strategic partners.  There can be no assurance that future funding will be available, or, if available, that it will be on terms acceptable or favorable to the Company or its shareholders.  The Company also assumes that none of the holders of Preferred Stock will exercise any put rights that become available to require the Company to repurchase such shares.  If future financing is required for operations and is unavailable for any reason, the Company may be forced to discontinue some or all of its operations.

Development Stage Enterprise; Risks of New Product Development; Market Uncertainty.  The Company is a development stage enterprise and its operations to date have been funded principally by sales of equity and convertible debt securities to investors.  The Company’s planned pharmaceutical products will require additional development, cGMP production capacity, clinical testing and investment prior to commercialization.  The pharmaceutical products require the approval of the FDA for sale in the United States and of the relevant regulatory authorities for sale in Europe. Once approved as products, they must be manufactured in commercial quantities and marketed successfully.  The Company has never submitted a new drug application to the FDA or equivalent European authorities and has limited marketing capabilities, and will need to either develop such capabilities internally or enter into arrangements with one or more corporate partners for marketing and distribution.  Each of these steps involves significant amounts of time and expense and could be subject to unforeseen delays.  There can be no assurance that any of the Company’s product development efforts will be successfully completed, that regulatory approvals will be obtained where required, or that any products, if developed and introduced, will be successfully marketed or achieve market acceptance.

Historical and Continuing Operating Losses.  Historically, the auditor’s reports on the Company’s financial statements have contained an explanatory paragraph concerning the Company’s ability to continue as a going concern and its status as a development stage company. Operating as a development company, the Company has incurred significant operating losses in each year since inception of its business in 1989 and, based on audited financial information,  had an accumulated deficit of $85 million as of December 31, 2001.  The Company’s ability to achieve profitable operations is dependent on obtaining regulatory approvals of its products and on its ability to commercialize its proprietary recombinant production technology through contract process development and production agreements with third parties.  There can be no assurance that the Company will ever achieve a profitable level of operations.

Outcome of Human Clinical Trials and Dependence Upon New Production Processes.  The Company’s plans are based on (i) completing clinical studies of rGLP-1 which demonstrate that rGLP-1 has safe and effective therapeutic applications, (ii) obtaining approval from the FDA, European or other regulatory authorities to market new therapies, and (iii) further developing and scaling up processes for the production of therapeutic peptides.  The Company has not yet accomplished the foregoing objectives and, as a result, its plans and processes have not been fully developed and tested. Failure (i) to efficiently produce therapeutic peptides in appropriate amounts and (ii) to demonstrate that rGLP-1 has therapeutic applications in its human studies, would each have a material adverse effect on the Company.  There is no assurance that any of the Company’s programs will be successfully developed or marketed.

Lack of Commercial Production Capabilities.  The Company has successfully produced peptides in limited quantities for research, development and clinical trials and has completed the construction of its first fermentation plant and its first small size down stream processing plant.  However, the Company has determined that production of peptides on a commercial scale will only be achieved through partnerships with third parties that have the financial and human resources required for large scale production.  There can be no assurance that the Company will be able to enter into such partnerships.

Dependence on Patents and Proprietary Technology.  The success of the Company will depend on its ability to maintain competitive technological positions in the areas of the therapeutic applications of its products and its production technologies.  The Company has filed a number of patent applications and has received several issued patents in the United States and other jurisdictions with respect to its production processes and some therapeutic patents.  None of the patents issued in respect of the Company’s production technology are used in the Company’s current production process pertaining to rGLP-1.  The Company’s proprietary position is based on trade secrets and know how.  In addition, patent protection is not available with regard to certain therapeutic uses of rGLP-1 and other therapeutic peptides which the Company may desire to produce. There can be no assurance that the Company’s patent applications, whether domestic or foreign, will be granted or that, if granted, will provide the Company a significant competitive advantage.

The commercial success of the Company also will depend upon avoiding the infringement of patents issued to competitors.  While the Company does not believe that it will infringe the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future or that the Company will be able to successfully defend against any such claim.  A United States patent was issued on March 25, 1997 to Massachusetts General Hospital with claims directed to the use of GLP-1 (7-36) amide for the treatment of type II diabetes and hyperglycemia and for the enhancement of beta-cell expression of insulin.  The Company may be required to obtain a license or a sublicense under this patent to carry out its planned programs in the United States. The Company can provide no assurance that it will be able to obtain a license or a sublicense, on commercially reasonable terms, under this patent.  If a license or sublicense under this patent is necessary, and the

Company cannot obtain such a license or sublicense, and cannot successfully challenge the validity of such patent, the Company will be prohibited from selling GLP-1 (7-36) amide in the United States, for treatment of the covered conditions, and the Company, and any marketing partners will be limited to marketing strategies in countries where Massachusetts General Hospital has not obtained patent protection.

Even if the Company determines that a license or sublicense under this patent is unnecessary, patent infringement litigation may ensue.  Even if an infringement claim by the Massachusetts General Hospital is without merit, and if the Company prevailed in demonstrating that the patent is invalid and/or not infringed, defending a lawsuit will take significant time, and will be expensive and time consuming for management.  If the Company does not prevail in such a lawsuit and sells products that are covered by the patent, then the Company would have to pay substantial damages for past infringement in the United States.  Further, the Company would be prohibited from selling its products before it obtained a license, which, if available at all, might require the Company to pay substantial royalties.

The Company is aware of several issued patents and patent applications relating to the combined therapeutic use of GLP-1 and oral hypoglycemic agents (i.e., oral drugs exhibiting a glucose-lowering effect) to treat diabetes.  The Company now believes that rGLP-1 will be used in combination with oral hypoglycemic agents for the treatment of type II diabetes and the Company may therefore be required to obtain a license or sublicense to one or more of these patents.  The Company can provide no assurance that it will be able to do so on commercially reasonable terms.  If a license or sublicense is necessary, and the Company cannot obtain such a license or sublicense and cannot successfully challenge the validity of the patent, then the Company will be prohibited from selling such a combination of GLP-1 and an oral hypoglycemic agent in the United States and other countries where such patents are in force.

There can be no assurance that patents do not exist or that other patent applications could not be filed which would have an adverse effect on the Company’s ability to produce and market its products.  The Company must also avoid breach of the technology licenses upon which certain of the Company’s planned future products are or will be based.  In the event the Company inadvertently breaches an existing license or fails to obtain a license for any technology that it may require to commercialize its products, a material adverse effect on the Company could result.  Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company’s patent and license rights or to determine the scope and validity of others’ proprietary rights.  If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the outcome is favorable to the Company.  There can be no assurance that the Company’s patents, if issued, would be held valid by a court of competent jurisdiction.  An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using the relevant technology.

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

The Company’s ability to successfully commercialize any pharmaceutical products will depend on its ability, through strategic partnerships, to meet the FDA’s current Good Manufacturing Practices (“cGMP”) and other regulations relating to advertising and promoting, selling and marketing, labeling, and continual review by regulatory authorities. No assurance can be given that the Company’s current production processes can be scaled-up to commercial levels under cGMP standards at an acceptable cost.  If commercial scale cGMP processes and facilities cannot be attained, the Company’s ability to commercialize its products through strategic partnering will be adversely affected.

Dependence on Health Care Reimbursement.  The Company’s ability to commercialize its products successfully through strategic partnering may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers, and other organizations.  Government and other third-party payors are increasingly challenging the prices of medical products and services.  Uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development.  If adequate coverage and reimbursement levels are not provided by government and other third-party payors for use of the Company’s products, the market acceptance of these products could be adversely affected.

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

Voting Control.  The Company’s current officers, directors and 5% shareholders collectively own Common Stock and Preferred Stock which, for practical purposes, provides voting control and enables them to direct the affairs of the Company, including the appointment of officers and determination of officers’ compensation.  The issuance of additional Common Stock or Preferred Stock under certain circumstances could have the effect of changing control of the Company.  See “Principal Shareholders”.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISKS

Restoragen is exposed to market risk related to changes in interest rates.  The Company does not use derivative financial instruments for speculative or trading purposes.  Due to the short-term nature of the cash equivalents, the Company believes that there is no material exposure to interest rate risk.  In December 2001, we issued $18 million of convertible notes with a variable interest rate tied to the prime interest rate.  Each one percent increase in the prime interest rate would increase our annual interest cost on the notes by approximately $180,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in the Form 10-K:

Independent Auditors’ Reports
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Operations for years ended December 31, 2001, 2000, and 1999 and for the period from April 15, 1988 (date of incorporation) to December 31, 2001
Consolidated Statements of Cash Flows for years ended December 31, 2001, 2000 and 1999 and for the period from April 15, 1988 (date of incorporation) to December 31, 2001
Consolidated Statements of Shareholders’ Equity/(Deficit) for years ended December 31, 2001, 2000 and 1999 and for the period from April 15, 1988 (date of incorporation) to December 31, 2001
Notes to Consolidated Financial Statements

Loren D. Swanson

Certified Public Accountant

6120 Havelock Avenue, Suite A-2

Lincoln, Nebraska 68507

Independent Auditor’s Report

The Board of Directors

Restoragen, Inc.

3820 N. W. 46th Street

Lincoln, Nebraska 68524

I have audited the accompanying consolidated balance sheet of Restoragen, Inc. (formerly BioNebraska, Inc.) and subsidiary as of December 31, 1999 (not presented herein) and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and the cumulative period from April 15, 1988 (date of incorporation) to December 31, 1999.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above represent fairly, in all material respects, the financial position of Restoragen, Inc. and subsidiary as of December 31, 1999 and the results of their operations and their cash flows for the year then ended and for the cumulative period from April 15, 1988 (date of incorporation) to December 31, 1999, in conformity with generally accepted accounting principles.

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

/s/ Loren D. Swanson

Loren D. Swanson
March 20, 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

Restoragen, Inc.

Lincoln, Nebraska

We have audited the accompanying consolidated balance sheets of Restoragen, Inc. (formerly BioNebraska, Inc.) and subsidiary (a development stage company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended, and for the cumulative period from April 15, 1988 (date of incorporation) to December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The Company’s consolidated financial statements for the cumulative period April 15, 1988 (date of incorporation) through December 31, 1999 were audited by another auditor whose report, dated March 20, 2001, is included herein.  The consolidated financial statements for the cumulative period April 15, 1988 (date of incorporation) through December 31, 1999 reflect total revenues of $3,650,337 and a net loss of $43,960,043.  Our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditor.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of the other auditor provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditor, such financial statements present fairly, in all material respects, the financial position of Restoragen, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, and for the period from April 15, 1988 (date of incorporation) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The Company is in the development stage at December 31, 2001.  As discussed in Note 1 to the consolidated financial statements, the Company has not earned significant revenues from planned principal operations.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is a development stage therapeutics enterprise focused on the development and production of peptide therapeutics.  As discussed in Note 12 to the financial statements, the Company, from inception, has incurred losses from development activities that raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 12.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Deloitte & Touche LLP

March 20, 2002
Lincoln, Nebraska

RESTORAGEN, INC.

AND SUBSIDIARY

(a development stage company)

Consolidated Balance Sheets

	December 31,
	2001	2000
ASSETS

Current assets
Cash and cash equivalents	$13,010,711	$9,492,135
Short-term investments	1,999,314	—
Prepaid expenses	146,655	174,499
Other current assets	41,100	45,734
Total current assets	15,197,780	9,712,368

Property and equipment, net of accumulated depreciation of $3,798,251and $2,973,722	5,845,068	5,780,172
Patents and patents licensed, net of accumulated amortization of $222,007 and $170,529	663,637	663,437
Deferred financing costs, net of accumulated amortization of $384,516 and $128,172	628,173	384,517
Other assets	76,118	32,599
Total assets	$22,410,776	$16,573,093

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,803,131	$628,374
Accrued expenses	427,817	288,354
Capital lease obligations – current portion	564,362	617,251
Notes payable – current portion	696,127	608,299
Total current liabilities	4,491,437	2,142,278

Long-term liabilities:
Capital lease obligations – less current portion	649,984	1,036,871
Notes payable – less current portion	859,338	1,555,465
Convertible notes payable	18,000,000	—
Total long-term liabilities	19,509,322	2,592,336

Total liabilities	24,000,759	4,734,614

Redeemable preferred stock
Series A, F and A, E, F ($0.01 par value, 211,750 and 411,750 shares authorized, 20,092 and 138,088 issued and outstanding in 2001 and 2000, at redemption value)	3,050,277	16,675,502

Shareholders’ deficit
Common stock, ($0.01 par value, 40,000,000 shares authorized, 7,379,408 and 7,329,845 shares issued and outstanding in 2001 and 2000)	73,794	73,298
Convertible preferred stock, Series B, C, D, E, F, G, H and B, C, D, G ($0.01 par value; 706,500 and 216,500 shares authorized, 346,100 and 148,104 shares issued and outstanding in 2001 and 2000)	3,461	1,481
Additional paid-in capital	80,281,920	58,603,886
Deficit accumulated during development stage	(84,999,435)	(63,515,688)
Total shareholders’ deficit	(4,640,260)	(4,837,023)

Total liabilities and shareholders’ deficit	$22,410,776	$16,573,093

See accompanying notes to consolidated financial statements

RESTORAGEN, INC.

AND SUBSIDIARY

(a development stage company)

Consolidated Statements of Operations

				Cumulative period
				from April 15, 1988
				(date of
	Year Ended December 31,			incorporation) to
	2001	2000	1999	December 31, 2001
REVENUES

Collaborative research agreements	$—	$—	$—	$1,528,583
Joint venture sales and services	—	—	—	1,150,000
Metal detection kit sales	8,786	10,040	5,181	990,580

Total	8,786	10,040	5,181	3,669,163

OPERATING COSTS AND EXPENSES

General and administrative	3,521,925	5,305,063	2,245,934	22,524,475
Research and development	17,409,430	14,501,332	10,435,131	65,696,013

Total	20,931,355	19,806,395	12,681,065	88,220,488

OPERATING LOSS	(20,922,569)	(19,796,355)	(12,675,884)	(84,551,325)

OTHER INCOME (EXPENSE)

Interest income	267,681	740,532	291,519	1,864,940
Interest expense	(828,859)	(499,822)	(231,550)	(2,313,050)
	(561,178)	240,710	59,969	(448,110)

NET LOSS	$(21,483,747)	$(19,555,645)	$(12,615,915)	$(84,999,435)

Preferred stock dividends (accreted $169,460, $1,319,921 and $1,328,208 for 2001, 2000 and 1999, respectively, and accumulating but not declared of $2,954,475, $1,444,014, and $1,444,014 for 2001, 2000 and 1999, respectively)	(3,123,935)	(2,763,935)	(2,772,222)	(12,989,854)

Net loss applicable to common stock	$(24,607,682)	$(22,319,580)	$(15,388,137)	$(97,989,289)

Basic and diluted loss per common share	$(3.34)	$(3.14)	$(3.04)	$(23.96)
Average number of common shares outstanding basic and diluted	7,366,178	7,108,617	5,058,928	4,089,678

See accompanying notes to consolidated financial statements.

RESTORAGEN, INC.

AND SUBSIDIARY

(a development stage company)

Consolidated Statements of Cash Flows

				Cumulative period from April 15, 1988(date of incorporation) to December 31, 2001

	Year Ended December 31
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,483,747)	$(19,555,645)	$(12,615,915)	$(84,999,435)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	876,855	1,012,507	790,191	4,260,080
Amortization of deferred financing costs	256,344	128,172	—	884,516
Acquired in process research and development	—	—	700,000	1,200,000
Stock-based compensation expense	348,344	5,079,408	—	6,237,752
Change in operating assets and liabilities:
Prepaid expenses and other current assets	32,478	(171,163)	(44,322)	(687,753)
Accounts payable and accrued expenses	2,314,220	(720,876)	1,690,847	4,187,325

Net cash flows from operating activities	(17,655,506)	(14,227,597)	(9,479,199)	(68,917,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(890,273)	(2,325,646)	(3,980,757)	(9,644,167)
Purchase of short-term investments	(1,999,314)	—	—	(1,999,314)
(Increase)/decrease in other assets	(43,519)	13,118	(15,401)	(307,797)
Increase in patents	(51,678)	(114,219)	(117,188)	(892,938)
Acquisition of R&C, Inc. and GRFCo	—	—	(700,000)	(1,200,000)
Net cash flows from investing activities	(2,984,784)	(2,426,747)	(4,813,346)	(14,044,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and exercise of warrants	346,941	5,914,731	23,792,651	39,710,261
Net proceeds from issuance of preferred stock	7,360,000	—	—	34,591,371
Restricted cash from Series G preferred stock	—	—	3,114,774	—
Proceeds from long-term obligations, net of issuance costs	17,685,994	2,765,502	1,799,791	23,125,426
Payments on notes payable and capital leases	(1,234,069)	(927,321)	(300,525)	(2,855,616)
Proceeds from bridge notes payable	—	—	—	3,765,500
Payments on bridge notes	—	—	(1,123,750)	(2,364,500)

Net cash flows from financing activities	24,158,866	7,752,912	27,282,941	95,972,442
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,518,576	(8,901,432)	12,990,396	13,010,711
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,492,135	18,393,567	5,403,171	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,010,711	$9,492,135	$18,393,567	$13,010,711

Supplemental Disclosures of Investing and Financing Activities
Interest paid	$572,515	$324,938	$223,342	$1,649,962
Conversion of bridge notes to common stock	$—	$—	$988,000	$1,401,000
Conversion of preferred Series F to common stock	$—	$105,721	$—	$105,721
Conversion of SARs to options	$—	$956,377	$—	$—

See accompanying notes to consolidated financial statements.

RESTORAGEN, INC.

AND SUBSIDIARY

(a development stage company)

Consolidated Statements of Shareholders’ Equity/(Deficit)

												Deficit
		Convertible Preferred Stock							Common Stock			Accumulated
	Number	Par Value	Par Value	Par Value	Par Value	Par Value	Par Value	Par Value	Number		Additional Paid-in	During Development
	of	Series B	Series C	Series D	Series E	Series F	Series G	Series H	of	Par	Capital	Stage	Total
	Shares	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Shares	Amount	Amount	Amount	Amount
INITIAL ISSUANCE
Issuance of common stock									2,085,003	$20,850	$703,649		$724,499
Debt conversion to common stock									821,992	8,220	1,953,443		1,961,663

1993 unit common stock offering									1,109,750	11,097	5,470,792		5,481,889
1995 warrants exercised									242,370	2,424	1,494,211		1,496,635
1995 issuance of 16,365 shares of preferred stock, Series B	16,365	$164									1,472,686		1,472,850
1996 issuance of 21,000 shares of preferred stock, Series C	21,000		$210								1,889,790		1,890,000
1996 issuance of 60,739 shares of preferred stock, Series D	60,739			$607							6,021,614		6,022,221
1998 issuance of 50,000 shares of preferred stock, Series H	50,000						$500				4,999,500		5,000,000
1998 modification of stock options - 1993 plan											810,000		810,000
1998 conversion of bridge notes to common stock									65,329	653	403,600		404,253
Accretion of preferred stock, Series A and E to redemption value											(1,278,505)		(1,278,505)
Net loss for the period from April 15, 1988 (date of incorporation) to December 31, 1998												$(31,344,128)	(31,344,128)
BALANCE AT DECEMBER 31, 1998	148,104	164	210	607	0	0	500	0	4,324,444	43,244	23,940,780	(31,344,128)	(7,358,623)

Conversion of bridge notes to common stock									160,478	1,605	930,228		931,833
Issuance of common stock									2,234,311	22,343	23,826,475		23,848,818
Accretion of preferred stock, Series A,E, and F to redemption value											(1,328,208)		(1,328,208)
Net loss												(12,615,915)	(12,615,915)
BALANCE AT DECEMBER 31, 1999	148,104	164	210	607	0	0	500	0	6,719,233	67,192	47,369,275	(43,960,043)	3,477,905

Issuance of common stock									370,516	3,705	4,549,780		4,553,485
Warrants exercised									229,471	2,295	1,358,951		1,361,246
Conversion of 850 shares Series F to common stock									10,625	106	97,327		97,433
Modification of warrants and options											512,689		512,689
Modification of stock options - 1993 Plan											5,032,534		5,032,534
Conversion of SARs to stock options											1,003,251		1,003,251
Accretion of preferred stock, Series A,E, and F to redemption value											(1,319,921)		(1,319,921)
Net loss												(19,555,645)	(19,555,645)
BALANCE AT DECEMBER 31, 2000	148,104	164	210	607	0	0	500	0	7,329,845	73,298	58,603,886	(63,515,688)	(4,837,023)

Warrants exercised									49,563	496	346,445		346,941
Issuance of preferred stock, Series H	80,000							$800			7,359,200		7,360,000
Expiration of redemption feature, Series E	17,070				$171						2,120,250		2,120,421
Waivers of mandatory redemption rights - Series F	100,926					$1,009					12,698,891		12,699,900
Amortization of unearned stock compensation											348,344		348,344
Accretion of preferred stock, Series A,E, and F to redemption value											(1,195,096)		(1,195,096)
Net loss												(21,483,747)	(21,483,747)

BALANCE AT DECEMBER 31, 2001	346,100	$164	$210	$607	$171	$1,009	$500	$800	7,379,408	$73,794	$80,281,920	$(84,999,435)	$(4,640,260)

See accompanying notes to consolidated financial statements.

RESTORAGEN, INC.

AND SUBSIDIARY

(a development stage company)

Notes to Financial Statements

December 31, 2001, 2000 and 1999

Note 1.   Summary of Significant Accounting Policies

Description of Business - The Company is a biotechnology company focused on the development and production of peptide therapeutics.  Business activities include the development and application of processes for the production by biological means of middle-range peptide hormones and the development of pharmaceutical programs for therapeutic applications of middle-range peptides.  The Company has not earned significant revenues from planned principal operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Statement of Financial Accounting Standards No. 7.  The Company operates and reports in one business segment, biotechnology development.

Principles of Consolidation - The consolidated financial statements include accounts of Restoragen, Inc. (formerly BioNebraska, Inc.) a Delaware corporation, and its wholly-owned subsidiary GRF Corporation.  All inter-company transactions have been eliminated.

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

Short-term investments - Short term investments consist of U.S. treasury bills that are carried at amortized cost which approximates fair value.

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

Patents and Patents Licensed - The costs of patents issued and licensed are amortized over 17 years on a straight-line basis.

Long-lived Assets - The Company reviews long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An evaluation of recoverability is performed by comparing the undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a writedown is required.

Deferred Financing Costs - The Company amortizes deferred financing costs on a straight line basis which approximates the interest method, over the term of the related financing.

Income Taxes - The Company files a consolidated income tax return with its subsidiary.  Deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates.

Loss per share - Loss per share is computed by dividing the net loss applicable to common stock by the weighted-average number of common shares outstanding for the period. Basic and diluted loss per share are the same because options for 2,120,392, 1,864,392 and 1,631,005 shares of common stock are excluded in 2001, 2000 and 1999, respectively, as all common equivalent shares would be antidilutive due to the losses.

Stock-based Compensation - As permitted by SFAS No. 123, “Accounting for Stock-based Compensation”, the Company accounts for its stock-based awards to employees under the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  All stock-based awards to independent consultants are accounted for under the fair value method as required by SFAS No. 123 and related interpretations.

Revenue Recognition - Revenue related to payments from joint ventures and collaborative research agreements is recognized when earned under the terms of the agreement and when performance obligations have been met and related payments are receivable and non-refundable.  The Company recognizes revenue from kit sales when they are shipped.

Research and development - The Company expenses its research and development and clinical trial costs as incurred.

Fair Value of Financial Instruments - The carrying value of all financial instruments, except capital leases and notes payable, approximates fair value due to the short-term nature of the instruments.  The carrying value of capital leases and notes payable approximates fair value due to the fixed interest rates on these instruments being consistent with current interest rates available to the Company.

Redeemable Preferred Stock - Preferred stock with redemption rights at the option of the holder are classified as shareholders’ equity after such redemption rights have expired or the rights to such redemptions have been waived.

New Accounting Pronouncements - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities”, as amended by SFAS No. 137 and SFAS No. 138 on January 1, 2001.  There was no impact to the consolidated financial statements as a result of adopting this standard.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.”  SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  There was no impact to the consolidated financial statements as a result of adopting this standard.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective January 1, 2002.  SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  The Company does not believe that the adoption of SFAS No. 142 will have an impact on the consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company does not believe that the adoption of SFAS No. 143 will have an impact on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This standard addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company does not believe that the adoption of SFAS No. 144 will have an impact on the consolidated financial statements.

Reclassifications - Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

Note 2.   Property and Equipment

Property and equipment are comprised of the following:

	2001	2000
Buildings	$250,181	$209,410
Furniture and fixtures	883,520	452,102
Lab and production equipment	6,905,644	4,261,815
Leasehold improvements	1,603,974	516,912
Construction-in-progress	—	3,313,655
	9,643,319	8,753,894
Less accumulated depreciation	(3,798,251)	(2,973,722)
	$5,845,068	$5,780,172

Note 3.   Income Taxes

Deferred tax assets and (liabilities) are comprised of the following:

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$30,934,000	$22,609,000
Accrued liabilities	135,000	96,000
Total deferred tax assets	31,069,000	22,705,000
Less: Valuation allowance	(31,039,000)	(22,699,000)
Deferred tax liabilities:
Prepaid expenses	(30,000)	(6,000)
Net deferred tax asset	$—	$—

A valuation allowance has been provided against deferred tax assets as of December 31, 2001 and 2000 because realization of these amounts is dependent on generating future taxable income.  At the present time, the realization of these amounts is considered unlikely.  As of December 31, 2001, the Company has net operating loss carryforwards of approximately $78,000,000 which expire beginning in 2005 through 2021.

A reconciliation of income taxes is as follows:

	2001	2000	1999
Federal income taxes	$(7,519,000)	$(6,844,000)	$(4,416,000)
State income taxes, net of federal benefit	(1,074,000)	(978,000)	(631,000)
Stock compensation	242,000	2,064,000	193,000
Other	11,000	7,000	—
Change in valuation allowance	8,340,000	5,751,000	4,854,000
	$—	$—	$—

Note 4.  Notes Payable

Notes payable consist of the following:

	December 31, 2001	December 31, 2000
Notes payable to financial institutions; maturing February 1, 2003 through May 1, 2004; bearing interest between 13.07% and 13.87%; collateralized by lab and production equipment, payable in monthly installments	$1,555,465	$2,163,764

Less current portion	(696,127)	(608,299)

Notes payable, excluding current portion	$859,338	$1,555,465

Notes payable at December 31, 2001 are payable as follows:

Year Ending December 31
2002	$696,127
2003	607,766
2004	251,572
$1,555,465

Note 5.  2001 Convertible Notes Payable

At December 31, 2001 the Company has outstanding $18 million of convertible notes payable.  The notes bear interest at prime plus 3% (7.75% at December 31, 2001) and mature on December 18, 2003.  The notes automatically convert, at the option of the holder into common stock or preferred stock of the Company, upon (i) the occurrence of an initial public offering of common stock that results in gross proceeds to the Company of at least $50 million, (ii) the completion of qualified additional financing, as defined in the loan agreements, in an amount equal to $17 million, (iii) the election of the holder of at least 60% of the aggregate principal amount of loans outstanding at any time or (iv) the proposed prepayment by the Company of some or all of the outstanding principal amount of the notes.  The conversion ratio applicable upon the occurrence of each of the foregoing events is set forth in the notes, but is generally the lower of $12.50 per share or the lowest per share price at which the Company sells equity after the date of the notes.  The notes are secured by a first priority secured interest in (i) the proceeds arising out of the grant of any license rights in any of the Company’s intellectual property or other general intangibles and (ii) the Company’s intellectual property.  In connection with the issuance of the convertible notes, the Company issued 999,997 warrants to purchase common stock of the Company (see note 9).

Note 6.       Lease Commitments

The Company leases land, buildings and equipment under operating and capital leases which expire at various dates from January 2002 through October 2013.  The Company’s rent expense for operating leases was approximately $321,000, $224,000 and $214,000 during the years ended December 31, 2001, 2000 and 1999 respectively.

The Company pays insurance and maintenance costs associated with leased real estate.

Future minimum payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more and present value of the minimum capital lease payments are as follows:

Year Ending December 31	Operating Leases	Capital Leases
2002	$330,561	$728,405
2003	328,413	604,931
2004	327,984	118,737
2005	327,984	23,734
2006	334,233	2,133
Thereafter	2,315,458	—

Total minimum obligations	$3,964,633	1,477,940
Less interest at 10% to 20%		(263,594)
Present value of net minimum lease payments		1,214,346
Less current portion		(564,362)

		$649,984

Note 7.       Commitments and Contingencies

The Company has entered into license, clinical trial and supply agreements with universities, research organizations and commercial companies.  Certain of the license agreements require payments of royalties on future sales of resulting products and may subject the Company to minimum annual payments.  Payments under these license agreements have not been significant and, at December 31, 2001, non-cancelable commitments are immaterial.

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

Note 8.       1997 and 1998 Convertible Bridge Notes

In 1997 and 1998, the Company sold $3,765,500 in principal amount of Subordinated Promissory Notes.  Each Note holder had the right to convert to Common Stock up to 50% of the principal amount of the Notes at a price of $7.00 per share.  Interest accrued under the Notes at 10% per annum for the first six months and at 12% per annum during the six-month extension period.

As of December 31, 1998, $413,000 of principal plus accrued interest, had been converted into 65,329 shares of common stock and principal of $1,240,750, plus accrued interest, had been repaid by the Company in 1998.  Of the remaining $2,111,750 of principal at December 31, 1998, $988,000 of principal, plus accrued interest, was subsequently converted into 160,478 shares of common stock in 1999.  The balance of $1,123,750 of principal, plus accrued interest was repaid by the Company, also in 1999.

Note 9.       Stock Options and Warrants

The 1993 Stock Plan, as originally adopted and subsequently amended, authorizes the grant of options to purchase up to 3,740,000 shares of common stock.  Both incentive stock options and non-qualified stock options may be granted under the Stock Plan.  All such options are exercisable at a purchase price equal to the fair market value of Company common shares, on the date of the grant, as then determined by the Board of Directors.  At December 31, 2001, there were outstanding options under the Stock Plan to purchase a total of 1,931,000 shares, of which options to purchase 1,299,346 shares were exercisable.  The non-qualified stock options become exercisable in three equal annual installments after the date of grant and expire ten years from such date.  Included in the 1,931,000 shares outstanding as of December 31, 2001 are options covering 112,000 shares granted to non-employee and former directors of the Company and stock options granted to seven non-employee members of the Scientific Advisory Board and GLP-1 Medical Advisory Board, covering a total of 47,000 shares.  Each of these grants vests ratably over a three year period.  The term of each such non-qualified option extends for the shorter of the term of service and thereafter for 180 days (to the extent vested at the time), or ten years.  Also included are options covering 70,000 shares granted to six non-employee consultants of the Company with terms consistent with those as stated above.  In addition, options to purchase 93,005 shares of common stock have been issued outside of the 1993 Stock Plan.  These options have an exercise price of $2.42 per share and are currently exercisable through their expiration in July 2002.

The Board of Directors approved the exchange of Stock Appreciation Rights (“SARs”), previously issued to senior employees of the Company, for non-qualified stock options, covering a total of 116,679 shares. During 1998, a cash payment was made on SARs exercised for 20,292 shares, which left a balance of 96,387 shares.  In the fourth quarter of 2000 the Company converted the outstanding stock appreciation rights to non-qualified stock options to purchase a total of 96,387 shares of common stock.  These options, which were issued outside of the 1993 stock plan, have a weighted average exercise price of $2.58 per share and a weighted average life of 5.84 years.  The Company recorded an expense of $46,874 for the difference between the accrued liability and the intrinsic value of the stock options (fair value in the case of non-employees) which were fully vested when issued.

A summary of changes in outstanding options under the 1993 Plan for years ended December 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999
Shares under option at beginning of year	1,675,000	1,538,000	829,000
Options granted — 1993 Plan	291,000	170,000	767,000
Options exercised	—	(1,000)	(1,100)
Options canceled	(35,000)	(32,000)	(56,900)
Shares under option end of year	1,931,000	1,675,000	1,538,000

Options exercisable end of year	1,299,346	965,346	659,671

Stock option weighted average exercise prices for the 1993 plan are summarized as follows:

	2001	2000	1999
Outstanding, beginning of year	$7.66	$7.13	$6.22
Granted	$12.50	$12.50	$8.12
Exercised	—	$6.50	$7.00
Canceled	$7.66	$8.16	$7.05
Outstanding, end of year	$8.39	$7.66	$7.13

The following table summarizes information concerning options outstanding and exercisable options under the 1993 plan as of December 31, 2001:

		Weighted
		Average	Weighted		Weighted
Range of	Options	Remaining	Average		Average
Exercise	Out-	Contractual	Exercise	Options	Exercise
Price	Standing	Life in Yrs.	Price	Exercisable	Price
$ 5 - $8	1,458,000	5.0	$7.05	1,228,006	$6.88
$ 12.50	473,000	9.0	$12.50	71,340	$12.50
Totals	1,931,000			1,299,346

The Company follows APB No. 25 for measurement and recognition of stock-based transactions with employees.  No compensation cost was recognized for stock options granted to employees under the 1993 Stock Plan because the exercise price for all options granted was at least equal to the fair value of the common stock at the grant date.  All stock based awards to independent consultants are accounted for under the fair value method as required by SFAS No. 123 and related interpretations.  In 2000, 1,118,167 options granted in previous years were extended for a period of five years.  Compensation expense of $348,344 and $5,032,534 was recorded in 2001 and 2000, respectively, in connection with these extensions.  If compensation cost for the Company’s stock plans had been determined based on the fair value at the grant dates for grants consistent with the fair value method provided by SFAS No. 123, the Company’s net losses would have been as follows:

Net loss:	2001	2000	1999
As reported	$(24,607,682)	$(22,319,580)	$(15,388,137)
Pro forma	(25,619,649)	(26,303,801)	(15,622,506)

Basic and diluted net loss per share:
As reported	$(3.34)	$(3.14)	$(3.04)
Pro forma	(3.48)	(3.70)	(3.08)

The fair value of options granted under the various option plans was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2001	2000	1999
Dividend yield	None	None	None
Expected volatility	0	0	0
Risk-free interest rate	4%	7%	5%
Expected life of option	60 months	120 months	60 months
Fair value of options granted during the year	$655,000	$775,000	$1,279,000

In connection with the issuance of the convertible notes in December 2001 (see note 5), the Company issued 999,997 warrants to purchase common stock of the Company at a per share warrant exercise price equal to the lower of $9.00 or the lowest per common equivalent share price at which the Company sells equity after the date of the warrants.  Each party to the notes initially received warrants to purchase a number of shares of common stock equal to 50% of the amount of notes held divided by the warrant exercise price.  Commencing with the 90th day after the initial date of issuance of the warrants, the number of shares of common stock into which the warrants are exercisable increases by an additional 10% of the notes held divided by the warrant exercise price for each 30-day period in which the notes continue to remain outstanding and not converted, up to 100% of the outstanding notes divided by the warrant exercise price.

Including the warrants issued in connection with the convertible notes, the Company had outstanding warrants to purchase 1,538,014 and 591,245 shares of common stock as of December 31, 2001 and 2000, respectively.  Exercise prices for the warrants range from $7.00 to $12.50 per share (weighted average of $8.40 per share as of December 31, 2001).  The warrants, which are currently exercisable, expire at various dates through December 2007 (4.19 year weighted average life as of December 31, 2001).

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

On January 6, 1999, the Company acquired all of the outstanding shares of stock of R & C Enterprises, Inc. and a related entity, for the sum of $700,000.  This $700,000 was expensed as research and development because no significant tangible assets were acquired and the rights to patents which were acquired did not relate to revenue producing products or processes.  As a result, Restoragen became the 100% owner of OT Company and GRFCO.

Note 11.  Preferred Stock

The Company’s Certificate of Incorporation authorizes the Board of Directors to establish by resolution different classes or series of preferred stock and to fix the relative rights and preferences of said shares in any class or series.  The Company may not declare or pay dividends on its common stock unless dividends on all classes of cumulative preferred stock have been paid.

Series A Redeemable Preferred Stock

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

The Series A Preferred Stock may be redeemed by the Company at any time at a redemption price equal to the $100 face value per share plus all unpaid and accumulated dividends.  In addition, the holder has the right to require the Company to redeem its Series A Preferred Stock beginning after May 31, 2004 at a redemption price of the face value per share plus all unpaid and accumulated dividends.  As of December 31, 2001 and 2000, authorized and outstanding Series A shares were 11,750 shares.

Series B Convertible Preferred Stock

Holders of Series B Preferred Stock are entitled to vote on all matters submitted to the shareholders and receive one vote for each share of Common Stock into which such holder’s shares are then convertible (currently 14.286 shares).

The Series B Preferred Stockholders are entitled to receive cumulative dividends at the rate of $9.75 per share per year, payable annually on a parity with the Series A Preferred Stock and in preference and priority to any payment of any dividend on the Common Stock or any other shares junior to the Series B Stock.  Dividends begin to accrue on the date of the original issue of the shares of Series B Stock.  As of December 31, 2001 and 2000, 16,500 Series B shares were authorized of which 16,365 were issued and outstanding.

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

Series C Convertible Preferred Stock

The holders of the Series C Preferred Stock have the same rights as Series B. As of December 31, 2001 and 2000, 50,000 Series C shares were authorized of which 21,000 shares were issued and outstanding.

The Company may redeem the Series C Preferred Stock, in whole or in part at any time upon 30 days notice at its $100 face value plus all unpaid and accumulated dividends.  Holders will have the right to convert to Common Stock any Series C Preferred Stock that the Company seeks to redeem.  In addition, if the Company closes an underwritten public offering of its Common Stock with gross proceeds of at least $10,000,000 the Company may, at its discretion, pay all accumulated dividends in the form of common stock, with the value of the common stock based on the price of the public offering.

Series D Convertible Preferred Stock

The holders of Series D Preferred Stock have the same rights as Series B.  As of December 31, 2001 and 2000, 100,000 Series D shares were authorized of which 60,739 shares were issued and outstanding.

The Company may redeem the Series D Preferred Stock, in whole or in part, at any time upon 30 days notice at its $100 face value plus all unpaid and accumulated dividends.  Holders will have the right to convert to Common Stock any Series D Preferred Stock that the Company seeks to redeem.

Series E Convertible Preferred Stock

The holders of Series E Preferred Stock have the same rights as Series B  As of December 31, 2001 and 2000, 200,000 Series E shares were authorized, of which 17,070 shares were issued and outstanding.

The Company may redeem the Series E Preferred Stock, in whole or in part, at any time upon 30 days notice at its $100 face value plus all unpaid and accumulated dividends.  Holders will have the right to convert to Common Stock any Series E Preferred Stock that the Company seeks to redeem.  In addition, if the Company closes an underwritten public offering of its Common Stock with gross proceeds of at least $10,000,000 the Company may, at its discretion, pay all accumulated dividends in the form of common stock, with the value of the common stock based on the price of the public offering.

Series F Convertible Preferred Stock

The holders of Series F Preferred Stock have the same rights as Series B, except for the terms of redemption and the conversion price.  In December 2000 holders of 850 shares of Series F Preferred Stock exercised their right to convert each share of Series F Preferred Stock to 12.5 shares of common stock.  As of December 31, 2001 and 2000, 200,000 Series F shares were authorized, of which 109,268 were issued and outstanding, respectively.

The Company may redeem the Series F Preferred Stock, in whole or in part, at any time upon 30 days notice on or after January 1, 2002, at its $100 face value plus all unpaid and accumulated dividends.  Holders will have the right to convert to Common Stock any Series F Preferred Stock that the Company seeks to redeem.  From January 1, 2002 to March 31, 2002, holders of 8,342 shares of Series F Preferred Stock may require the Company to redeem all, but not a portion of, the holders’ shares of Series F Convertible Preferred Stock at a redemption price of the face value per share plus all unpaid and accumulated dividends to the date of redemption.  If redeemed, proceeds are payable in three installments over 12 months.  In December 2001, holders of the remaining 100,926 shares of Series F Preferred Stock waived their redemption rights.

Series G Convertible Preferred Stock

Under the terms of that certain Investment Agreement between the Company and Medtronic, Inc. dated June 16, 1998, Medtronic purchased 50,000 shares of Series G Preferred Stock at $100 per share.  Under the terms of the Investment Agreement, the gross proceeds received by the Company were to be used for peptide production scale up and cGMP development that is integral to the CHF/GRF clinical program of the Company, including but not limited to preclinical evaluation, drug compatibility of and with Medtronic’s drug delivery systems, any clinical trials necessary to obtain regulatory approval for GRF, and animal feasibility studies.

All $5 million had been expended by December 31, 1999.  Under the Investment Agreement, the holders of Series G Preferred Stock have a right of first refusal to purchase its pro rata share of any New Securities that the Company may issue.  Holders of Series G Preferred Stock are entitled to receive cumulative dividends at the rate of $9.75 per share per year.  In addition, if the Company closes an underwritten public offering of its Common Stock with gross proceeds of at least $10,000,000 the Company may, at its discretion, pay all accumulated dividends in the form of common stock, with the value of the common stock based on the price of the public offering.  The Series G Preferred Stock does not have redemption rights.

Series H Convertible Preferred Stock

In April 2001, the Company sold 80,000 shares of Series H Convertible Preferred Stock at $100 per share to an accredited investor outside the United States in an offshore offering in accordance with Regulation S under the Securities Exchange Act.  Each share of Series H Convertible Preferred Stock is convertible at the option of the holder at any time into approximately 6.666 shares of the Company’s common stock, which is based on an initial conversion price of $15.00 per share and is subject to adjustment.  Holders of Series H Preferred Stock are entitled to receive cumulative dividends at the rate of $6.00 per share per year.  In the event the Company closes an initial public offering of common stock which raises at least $7 million, the Series H Convertible

Preferred Stock will automatically convert to common stock and any accrued dividends will be extinguished.

Accumulated dividends on preferred stock as of December 31, 2001 are as follows:

Preferred Stock Series	Accumulated Dividends

A	$756,406
B	1,129,588
C	1,402,118
D	3,145,344
E	748,946
F	3,728,769
G	1,218,750
H	360,000
$12,489,921

No dividends have been declared on the Company’s preferred stock.  Accumulated dividends on Series A, F and Series A, E and F of $1,041,077 and $3,914,200 as of December 31, 2001 and 2000, respectively, are included in redeemable preferred stock.  Because no dividends have been declared, accumulated dividends on convertible preferred stock Series B, C, D, E, F, G and H are not recorded as a liability as of December 31, 2001.

Note 12.   Going Concern Considerations

The Company, from inception, has experienced losses from its activities in research and development, without fully offsetting revenues.  This and the fact that the Company is a development stage business create a substantial doubt as to its ability to continue as a going concern.

The Company has obtained financing through private equity and debt offerings, as reflected in the statements of changes in shareholders’ equity/(deficit) and note 5 to the financial statements.  As in the past, the Company is pursuing additional equity or debt offerings to fund its programs as well as its corporate overhead.

The Company’s ability to obtain profitability on substantial portions of its operations will also depend in large part on:  obtaining regulatory approvals of some of its products; entering into satisfactory agreements for product commercialization; making the transition from a developmental stage business to a contract process development company, also capable of commercializing its own peptides through strategic partnerships; and obtaining additional financing through development collaborations or equity or debt issues, as necessary.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 13.   Subsequent Events

In February 2002, the Company announced a restructuring which included a reduction of total workforce from 121 to 60 employees.  The restructuring was required as the Company realigned its business strategy.  Costs associated with the restructuring totaled approximately $1.0 million and will be reported as operating expenses in the first quarter of 2002.

Note 14.  Quarterly Data (unaudited)

	For the year ended December 31, 2001
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$1,318	$1,175	$4,503	$1,790
Operating costs and expenses	3,809,353	4,404,506	5,554,043	7,163,453
Net loss applicable to common stock	(4,594,314)	(5,319,008)	(6,521,096)	(8,173,264)
Basic and diluted loss per share	(0.62)	(0.72)	(0.88)	(1.11)

	For the year ended December 31, 2000
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$—	$7,495	$2,545	$—
Operating costs and expenses	3,700,429	3,932,551	3,417,799	8,755,616
Net loss applicable to common stock	(4,257,112)	(4,489,547)	(4,094,781)	(9,478,140)
Basic and diluted loss per share	(0.62)	(0.64)	(0.57)	(1.31)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a brief summary of the business experience of each of the officers, key personnel and directors of the Company.

Name	Age	Offices
Ashleigh W. Palmer	39	Chief Executive Officer and Director

David S. Walker	41	Chief Financial Officer

Fred W. Wagner, Ph.D.	62	Vice President, Technology Development and Director

Mario R.W. Ehlers, M.B., Ch.B. and Ph.D.	43	Vice President, Business Development

Roberta L. Schneider, M.D.	50	Vice President, Drug Development

David R. Hathaway, M.D., F.A.C.C.	54	Vice President, Cardiovascular Diseases

Thomas R. Coolidge, J.D.	68	Chairman of the Board (Non-Executive)

Walter R. Barry, III	36	Director

Richard A. de Souza	49	Director

William J. Jenkins, M.D.	54	Director

Erich Sager	44	Director

Peter T. Tattle	60	Director

Ashleigh W. Palmer, MBA, joined Restoragen as Chief Executive Officer in January, 2002.  From 1998-2001, Mr. Palmer was President & CEO of New Jersey based INO Therapeutics, Inc., which successfully developed and commercialized the first selective pulmonary vasodilator, INOmax (nitric oxide by inhalation).  Prior to founding INO Therapeutics, Mr. Palmer was Vice President, Business Development for Ohmeda Pharmaceutical Products, Inc., a global leader in the development, manufacture and marketing of anesthesia and critical care products.  Mr. Palmer began his career in pharmaceutical marketing and business development in the UK with Reckitt & Coleman PLC and later Seton Healthcare Group PLC.  Mr. Palmer has an MBA from Bradford University, England and a BSc in Biochemistry & Applied Molecular Biology from Manchester University, England.

David S. Walker, joined the Company in June 2000 and serves as its Chief Financial Officer.  From 1996 to 2000, he was Chief Financial Officer of Arbor Acres Farm, Inc., an agribusiness company, with overall responsibility for the finance and information technology functions of the company.  From 1993 to 1996, Mr. Walker served as Vice President Finance and Information Technology of Fisons Corporation, a pharmaceuticals company, having similar responsibilities and managing a staff of 40 persons.

Fred W. Wagner, Ph.D., a founder of the Company, has been employed by the Company since its inception in 1989 and currently serves as Vice President of Technology Development.  He served as the President through December 2001.  He became a faculty member of the University of Nebraska-Lincoln in the Department of Biochemistry in 1968, and a Professor in 1980.  Dr. Wagner retired as an active member of the faculty at the end of 1995 and now works full time for the Company.  Dr. Wagner’s areas of research interest include metallo-proteins and metallo-enzymes, proteolytic enzymes and the immobilization, manipulation and purification of proteins.  He is an author of more than 50 articles in scientific journals and of chapters in five books.  Dr. Wagner received his Ph.D. in Biochemistry from Texas A&M University.

Mario R.W. Ehlers, M.B., Ch.B. (equivalent to M.D.) and Ph.D., joined the Company in June 1998 and serves as its Vice President of Business Development.  Dr. Ehlers received his M.B., Ch.B. and Ph.D. in biochemistry at University of Cape Town in South Africa.  Subsequently he served for seven years as a researcher and instructor at the Center for Biochemical and Biophysical Sciences for Medicine at Harvard Medical School. From 1992 to 1998, he served as the Chairman of the Department of Medical Biochemistry at the University of Cape Town.  Dr. Ehlers combines strong credentials in the biochemistry of endocrine peptides with extensive medical and clinical experience.

Roberta L. Schneider, M.D., joined the Company in February 2001 and serves as its Vice President of Drug Development.  Dr. Schneider has over 15 years of pharmaceutical industry experience.  Prior to joining Restoragen, Dr. Schneider was Vice President of Drug Development for Takeda America Research and Development Center for 4 years.  She directed the conduct of clinical trials for all of the Takeda compounds in US development including the clinical plan and NDA for ACTOS which was approved for marketing for Type 2 diabetes mellitus via expedited review.  Before joining Takeda, Dr. Schneider was Vice President, Medical and Professional Affairs and Medical Director for Novo Nordisk Pharmaceuticals Inc. for 4 years.  Dr. Schneider’s additional industry experience includes Sterling Winthrop Pharmaceuticals as Director of Clinical Research and Merck Sharp & Dohme at Merck & Co as Senior Associate Director of Phase IV Medical Services.

David R. Hathaway, M.D., F.A.C.C., joined the Company in May 2001 and serves as its Vice President of Cardiovascular Disease.  Prior to joining Restoragen, Dr. Hathaway served as Vice President of Medical Affairs as Knoll Pharmaceutical Company, and before that he was Vice President of Cardiovascular Drug Discovery at Bristol-Myers Squibb.  Dr. Hathaway is board-certified in internal medicine and cardiovascular diseases and received his training in cardiology at the National Institute of Health, Bethesda, Maryland.  Before entering the pharmaceutical industry, he was Chief of Cardiology and Director of the Institute of Cardiology at Indiana University from 1990-1995.

Thomas R. Coolidge, J.D., a founder of the Company, served as Chief Executive Officer of the Company since its inception in 1989 until November 2001. He continues to serve as  non-executive Chairman of the Board. From 1987 through 1988, he was President and CEO of Finn Sugar U.S., Inc., Schaumberg, Illinois, which provided specialty enzyme and sweetener products and specialty chemicals to the North American food markets.  From 1982 through 1987, he was a Principal in the Stenbeck Group of New York City, where he was instrumental in winning the “private side” cellular radio telephone license for all of the United Kingdom with a U.K. partner and represented that Group’s ownership in connection with the successful building and launching of that cellular system known as “Vodafone” to cover the licensed market.  From 1975 through 1982, he served as the Executive Vice President of Parsons & Whittemore, Inc., a large privately-held paper pulp and machinery producer, with offices in New York City, where among his responsibilities were the financing, construction and start up of one of the largest single-line pulp mills at the time, located in Alabama.  From 1960 through 1974, he practiced business and financial law as an associate and partner of a Wall Street law firm.  He graduated from Harvard College and Harvard Law School.

Walter R. Barry, III, has been a Director of the Company since December 1993.  Since 1999, Mr. Barry has been Chairman and Chief Executive Officer of viaMD.com, a business-to-business e-commerce company focused on the medical device industry.  From March 1994 to August 1998, Mr. Barry was a Vice President of Business Development for First Physician Care, Inc., a physician group practice management company in Atlanta.  Prior to that, Mr. Barry was Director of Communications of CareNetwork, a publicly-traded HMO, from July 1991 to February 1994.  From July 1989 to June 1991, Mr. Barry was an Analyst in the Corporate Finance Department at the New York investment banking firm of Dillon, Read & Company, Inc.  Mr. Barry graduated from Princeton University in 1989.

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

Peter T. Tattle joined the board in 2001.  Mr. Tattle retired from Johnson & Johnson in July of 2001 after 36 years with the company.  His last position was a company group chairman with responsibility for the pharmaceutical businesses in the Americas.  This included Ortho-McNeil Pharmaceutical, Janssen Pharmaceutica, Ortho Biotech in the U.S., Janssen-Ortho in Canada and the pharmaceutical businesses in Mexico and Latin America.  He also served as a member of the Johnson & Johnson Pharmaceutical Group Operating Committee from 1991 until his retirement.  Mr. Tattle is currently a board member of several biotech companies and is also involved in the executive coaching of high potential corporate leaders in association with C.D.R. International.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to the officers, directors and greater than ten percent beneficial owners were complied with, except that Medtronic Inc. was late in filing a Form 4 Statement of Changes in Beneficial Ownership.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation and Employment Agreements

The following table sets forth the annual compensation for the fiscal years ended December 31, 2001, 2000 and 1999 for the executive officers of the Company:

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year		Salary	Bonus	Options (#)
Thomas R. Coolidge, Chairman of the Board	2001	(1)	$309,482	—	—
(Non-Executive); Former Chief Executive	2000		$309,482	—	—
Officer	1999		$294,745	$61,896	300,000

Fred W. Wagner, Vice President, Technology	2001		$265,650	—	—
Development	2000		$265,650	—	—
	1999		$256,000	$53,130	100,000

David S. Walker, Chief Financial Officer	2001		$233,185	—	—
	2000	(2)	$118,134	—	50,000
	1999		—	—	—

Roberta L. Schneider, Vice President, Drug	2001	(3)	$190,077	$42,000	40,000
Development	2000		—	—	—
	1999		—	—	—

Mario Ehlers, Vice President, Business	2001		$200,000	—	—
Development	2000		$160,000	—	—
	1999		$144,000	$32,000	10,000

(1)           Mr. Coolidge stepped down as the Chief Executive Officer in 2001.

(2)           Mr. Walker joined the Company full-time in September 2000.  Salary reflects a partial year and $19,416 of relocation expense.

(3)           Dr. Schneider joined the Company in February 2001.  Salary reflects a partial year.

Dr. Wagner has entered into an employment agreement with the Company, under which either party may terminate the contract on one year’s notice.  Mr. Walker has also entered into an employment agreement with the Company, under which either party may terminate the contract on nine months notice.  The Company has also entered into employment agreements with Dr. Ehlers and Dr. Schneider, which can be terminated by either the employee or the Company, on six month’s notice.

All of the officers and employees of the Company, including Dr. Wagner, Mr. Walker, Dr. Ehlers and Dr. Schneider have signed agreements with the Company which incorporate provisions for Company ownership of all inventions and technology conceived by them which pertain to the Company’s business, and the safeguarding of the Company’s confidential information and trade secrets.  All of the employment agreements with the officers and key employees contain covenants prohibiting the employee from (i) competing with the Company,

(ii) interfering with its business or business relationships, and (iii) soliciting any Company personnel (employees and independent contractors) for employment elsewhere, during employment with the Company and thereafter for specified periods after termination of employment and in the event certain compensation is paid to the officer or key employee.

In November 2001, Mr. Coolidge stepped down as the Company’s Chief Executive Officer.  Mr. Coolidge is being paid his normal salary and benefits under the termination provisions of his Employment Agreement, pending outcome of ongoing discussions regarding the terms of his severance from employment.

In January 2002, Ashleigh W. Palmer was appointed Chief Executive Officer.  Mr. Palmer brings to Restoragen over 18 years of corporate leadership, marketing and business development experience in the biotech and pharmaceutical industries.  Mr. Palmer entered into an agreement with the Company, under which either party may terminate the contract on one year’s notice.

Stock Plan

The Restoragen, Inc. Stock Plan (the “Stock Plan”), which was originally adopted in 1993 and subsequently amended, authorizes the grant of options to purchase up to 3,740,000 shares of Common Stock.  Both incentive stock options and non-qualified stock options may be granted under the Stock Plan. Exercise prices for incentive stock options must equal the market value per share at the time of grant.  The stock options are granted with the approval of the Board of Directors of the Company or a committee thereof. As of December 31, 2001 there were outstanding options under the Stock Plan to purchase a total of 1,931,000 shares, of which options to purchase 1,299,346 shares were exercisable, and 189,392 outstanding options issued outside of the Stock Plan, which are currently exercisable.  Prior to July 2000, options were generally granted for terms of five years.  In 1998, the Board approved the modification of outstanding options issued to officers, directors, employees and consultants to extend the terms for five additional years.  Consistent with industry practice, the Board elected in July 2000 to grant all new options for ten-year terms and authorized the modification of all outstanding options to extend the terms for five additional years, subject to consent of the holders.

Option Grants

The following table contains information concerning stock options granted under the Restoragen, Inc. Stock Plan to the Named Executive Officers during the year ended December 31, 2001.

Option Grants in Last Fiscal Year Individual Grants
Name	Options Granted	% of Total Options Granted to Employees In Fiscal Year	Exercise Price Per Share	Market Price on Date of Grant	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
						5%	10%
Roberta Schneider	40,000	13.7%	$12.50	$12.50	02/01/11	$314,400	$796,800

Option Exercises and Year-End Values

No stock options were exercised by the Named Executive Officers during the year ended December 31, 2001.  The following table sets forth certain information regarding exercisable options held by each of the Named Executive Officers at the end of the year ended December 31, 2001.

	Aggregated Option Exercises in Last Fiscal Year and
	Option Values at Fiscal Year End
	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the-Money Options
	Options at December 31, 2001		at December 31, 2001 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas R. Coolidge	280,000	100,000	$1,440,000	$450,000
Fred Wagner	146,667	33,333	$840,002	$149,999
Mario Ehlers	46,667	3,333	$250,002	$14,999
David Walker	16,667	33,333	$-0-	$-0-
Roberta Schneider	—	40,000	$-0-	$-0-

(1)           Represents only options that were “in-the-money” on December 31, 2001.  The value of unexercised options is calculated by determining the difference between the fair market value of the shares underlying the options at December 31, 2001 and the exercise price of the options, times the number of options outstanding.  For purposes of meeting applicable regulations, fair market value was determined based upon the last sales price at which the Company sold Common Stock in a private placement.  The last sale occurred in 1999.  There is no assurance that the Company could currently sell Common Stock at this price.

Compensation of Directors

All directors hold office for an indefinite term continuing until the next meeting of shareholders at which directors are elected.  Non-employee directors are paid $1,000 per quarter and $1,000 per meeting attended, and are reimbursed for expenses and compensated for consulting services.  In addition, the current non-employee directors have received non-qualified stock options to purchase an aggregate of 70,000 shares of Common Stock at the fair market value on the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information with respect to beneficial ownership of the Company’s outstanding Common Stock, pursuant to the requirements of Item 403 of Regulation S-K under the Securities Act of 1933, and the Company’s outstanding voting stock (Common Stock and Series B, C, D, E, F, G and H Preferred Stock on an as converted basis) as of February 28, 2002, by (i) those shareholders known to be the beneficial owners of more than five percent of the Company’s outstanding capital stock, (ii) by each officer and director, and (iii) by all officers and directors as a group.  Except as otherwise noted, the Company believes that all named persons have sole voting and sole investment power with respect to such shares.  The Series A Preferred Stock normally has no voting rights.

Name and Address or Beneficial Owner	Number of Shares(1)(2)		Percent (%) of Shares(1)	Percent of Shares on As Converted Basis (1)
Medtronic International, Ltd. 710 Medtronic Parkway Minneapolis, MN 55432	1,402,073	(5)	16.3%	11.6%

John N. Irwin III 405 Park Avenue New York, NY 10022	1,366,494	(3)	18.3%	11.7%

Thomas R. Coolidge Beebe Hill Road Falls Village,CT 06031	913,429	(4)	11.8%	7.6%

Hillside Capital Incorporated 405 Park Avenue New York, NY 10022	860,885		11.7%	7.4%

Rocky Mountain Associates, S.A. Calle 53, Urbanizacion Obarrio Torre Swiss Bank, 16th Floor Panama City, Panama	699,999	(5)	8.7%	6.0%

EquityFourLife (Bahamas) Ltd. Ansbacher House, Bank Lane PO Box N-7768 Nassau, Bahamas	560,333	(5)	7.5%	4.8%

Ashleigh W. Palmer	40,000		*	*

Fred W. Wagner, Ph.D.	354,819		4.7%	3.0%

Mario R.W. Ehlers, M.B., Ch.B, Ph.D.	50,000		*	*

David S. Walker	16,667		*	*

Roberta L. Schneider, M.D.	13,334		*	*

Walter R. Barry, III	20,000		*	*

Erich Sager	45,375

Richard A. de Souza	5,000		*	*

William J. Jenkins, M.D.	5,000		*	*

Peter T. Tattle	—		*	*

All officers and directors as a group (11 persons)	1,463,624		18.0%	11.9%

*                                         Represents less than 1%

(1)                                  The first column is based on the percentage of Common Stock deemed outstanding under Rule 13d-3(d)(1) under the Exchange Act of 1934, and the second column is based on (i) 7,379,408 shares of Common Stock (each with one vote per share) outstanding as of February 28, 2002, plus (ii) 4,189,687 votes based on the voting rights of the outstanding shares of Series B, C, D, E, F, G and H Preferred Stock, which have voting power equal to the number of shares of Common Stock into which they are convertible.  (Series A Preferred Stock normally has no voting rights.)

(2)                                  Includes the following shares of convertible preferred stock and options which are currently exercisable or will become exercisable within 60 days of the date of this Form 10-K:  Mr. Coolidge - 380,000 shares; Mr. Palmer — 40,000 shares; Dr. Wagner — 180,000 shares; Dr. Ehlers — 50,000 shares; Mr. Walker — 16,667 shares; Dr. Schneider — 13,334 shares; Mr. Barry — 20,000 shares; Mr. Sager — 45,375 shares; Mr. de Souza — 5,000 shares; Mr. Jenkins — 5,000 shares; and all officers and directors as a group — 755,376 shares.  Mr. Tattle currently has no outstanding options.

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

(5)                                  Includes the following common stock purchase warrants which are currently exercisable and subject to adjustment beginning June 18, 2002:  Medtronic — 555,555 warrants; Rocky Mountain — 166,666 warrants; and EquityFourLife — 83,333 warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As described in Item 5, the Company entered into an $18 million loan agreement with various lenders in December 2001.  Mr. Sager, a member of the Company’s Board of Directors, is an executive officer of EquityFourLife (Bahamas) Ltd., which loaned $1.5 million to the Company pursuant to the Loan Agreement.

Exhibit Index

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

3.5	Certificate of Designation of Rights and Preferences of Series C Convertible Preferred Stock as filed with the Delaware Secretary of State on November 20, 1995. (1)

3.6	Certificate of Designation of Rights and Preferences of Series D Convertible Preferred Stock as filed with the Delaware Secretary of State on June 3, 1996. (1)

3.7	Certificate of Designation of Rights and Preferences of Series E Convertible Preferred Stock as filed with the Delaware Secretary of State on June 19, 1997. (1)

3.8	Certificate of Designation of Rights and Preferences of Series F Convertible Preferred Stock as filed with the Delaware Secretary of State on May 28, 1998. (1)

3.9	Certificate of Designation of Rights and Preferences of Series G Convertible Preferred Stock as filed with the Delaware Secretary of State on June 15, 1998. (1)

3.10	Certificate of Designation of Rights and Preferences of Series H Convertible Preferred Stock as filed with the Delaware Secretary of State on April 23, 2001. (4)

3.11	Certificate of Amendment to the Certificate of Incorporation of BioNebraska, Inc., as filed with the Delaware Secretary of State on August 13, 2001. (4)

10.1*	BioNebraska, Inc. 1993 Stock Plan (1)

10.2*	Employment Agreement between the Company and Thomas R. Coolidge dated July 1, 1993. (1)

10.3*	Employment Agreement between the Company and Fred W. Wagner, dated July 1, 1993. (1)

10.4*	Employment Agreement between the Company and Mario Ehlers, dated March 1, 1998. (1)

10.5	Registration Rights Agreement dated as of July 13, 1989 and amended as of November 22, 1989, between the Company and certain security holders of the Company. (1)

10.6	Lease Agreement between the Company and Airport Authority of the City of Lincoln, Nebraska (1)

(a) Commercial Net Building and Ground Lease of Lincoln Air Park executed November 16, 1998.

(b) Construction Agreement entered into as of November 16, 1999.

(c) Lease Agreement between the Airport Authority of the City of Lincoln, Nebraska and BioNebraska, Inc., dated November 18, 1999.

10.7**	Novation agreement between the Company and the Board of Regents of the University of Nebraska and Finnish Sugar Co., Ltd., dated effective January 1, 1989. (1)

10.8**	License and Royalty Agreement by and between the Company and Carlsberg A/S, Prof. Buchardt and Dr. Henriksen, dated as of July 1, 1992. (1)

10.9**	License Royalty and Development Agreement by and between the Company and Carlsberg A/S dated as of September 1, 1993. (1)

10.10**	License Agreement between the Company and PolyPeptide Laboratories dated February 17, 1997. (1)

10.11**	Settlement Agreement among the Company, Cambridge Biotech Corporation, GRF Corporation and OT Company, dated July 15, 1996. (1)

10.12	Investment Agreement between the Company and Medtronic, Inc. dated as of June 16, 1998. (1)

10.13	Registration Rights Agreement between the Company and Medtronic, Inc. dated as of June 16, 1998. (1)

10.14	Form of Warrant for purchase of shares of Common Stock of the Company issued to R.J. Steichen & Company on March 13, 1998. (1)

10.15	Form of Incentive Stock Option Agreement. (2)

10.16	Form of Non-Qualified Stock Option Agreement. (2)

10.17	Employment Agreement between the Company and David S. Walker, dated as of May 15, 2000. (2)

10.18	Commercial Net Building and Ground Lease of Lincoln Air Park West dated October 17, 2000, between the Company and the Airport Authority of the City of Lincoln, Nebraska. (2)

10.19	Employment Agreement between the Company and Roberta L. Schneider, dated as of February 06, 2001. (4)

10.20	Employment Agreement between the Company and Ashleigh W. Palmer, dated as of December 20, 2001. (4)

10.21	Bridge Loan Agreement, dated as of December 13, 2001, among Restoragen, Inc., Medtronic International, Ltd. and various other lenders. (3)

10.22	Form of Secured Convertible Promissory Note issued to the lenders under the Bridge Loan Agreement on December 18, 2001. (3)

10.23	Form of Security Agreement dated December 18, 2001 between the Company and Medtronic International, Ltd. as Agent. (3)

10.24	Form of Warrant issued to the lenders under the Bridge Loan Agreement. (3)

21.1	Subsidiaries of Registrant (1)

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

(1)                                  Incorporated by Reference from the BioNebraska, Inc. Registration Statement on Form 10, File No. 000-30493, as amended.

(2)                                  Incorporated by Reference from the Company's Form 10-K filed with the Commission for the year ended December 31, 2000.

(3)                                  Incorporated by Reference from the Form 8-K filed with the Commission on December 18, 2001.

(4)                                  Filed Herewith

(b)           Reports on Form 8-K

The Company filed a Form 8-K on June 22, 2001, attaching a letter to shareholders, which summarized progress in the Company’s medical programs, and a press release relating to the Company’s name change.  No financial statements were required to be filed with the Form.

The Company filed a Form 8-K on December 18, 2001, describing a bridge loan transaction agreement, dated December 13, 2001, among Restoragen, Inc., Medtronic International, Ltd. and various other lenders.  Pursuant to a bridge loan agreement, no financial statements were required to be filed with the form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESTORAGEN, INC.

/s/ Ashleigh W. Palmer
By:	Ashleigh W. Palmer
Chief Executive Officer

Each person whose signature appears below hereby constitutes and appoints Ashleigh W. Palmer and David S. Walker, and each of them his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf, individually and in each capacity stated below, all amendments and post-effective amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this and on the date Registration Statement has been signed below by the following persons in the capacities indicated.

Signature	Title	Date

/s/ Ashleigh W. Palmer	Chief Executive Officer,	March 27, 2002
Ashleigh W. Palmer

/s/ David S. Walker	Chief Financial Officer	March 27, 2002
David S. Walker

Non Executive Chairman
Thomas R. Coolidge	of the Board

/s/ Walter R. Barry, III	Director	March 20, 2002
Walter R. Barry, III

/s/ Richard A. deSouza	Director	March 15, 2002
Richard A. deSouza

/s/ William J. Jenkins, M.D.	Director	March 25, 2002
William J. Jenkins, M.D.

/s/ Erich Sager	Director	March 22, 2002
Erich Sager

/s/ Peter T. Tattle	Director	March 26, 2002
Peter T. Tattle

/s/ Fred. W. Wagner, Ph.D.	Director	March 21, 2002
Fred W. Wagner, Ph.D.