Form 10-Q
period 2002-03-31
RESTORAGEN INC
filed 2002-05-14
CIK 910133

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

      (402) 470-2100

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.       YES ☒  NO  ☐

As of May 13, 2002, the Company had 7,379,408 shares of Common Stock, $.01 par value per share, outstanding.

RESTORAGEN, INC.

RESTORAGEN, INC.

(a development stage company)

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2002	2001
ASSETS

Current assets
Cash and cash equivalents	$8,475,981	$13,010,711
Short-term investments	—	1,999,314
Prepaid expenses	85,783	146,655
Other current assets	38,945	41,100
Total current assets	8,600,709	15,197,780

Property and equipment, net of accumulated
depreciation $4,013,203 and $3,798,251	5,706,995	5,845,068
Patents and patents licensed, net of accumulated
amortization of $235,030 and $222,007	650,614	663,637
Deferred financing costs, net of accumulated
amortization of $511,102 and $384,516	501,587	628,173
Other assets	74,695	76,118

Total assets	$15,534,600	$22,410,776

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,190,422	$2,803,131
Accrued expenses	1,536,794	427,817
Capital lease obligations — current portion	535,868	564,362
Notes payable — current portion	756,663	696,127
Deferred revenue	200,000	—
Total current liabilities	4,219,747	4,491,437

Long-term liabilities:
Capital lease obligations — less current portion	520,428	649,984
Notes payable — less current portion	633,471	859,338
Convertible notes payable	18,000,000	18,000,000
Total long-term liabilities	19,153,899	19,509,322

Total liabilities	23,373,646	24,000,759

Redeemable preferred stock
Series A and A,F ($0.01 par value, 11,750 and 211,750 shares authorized, 11,750 and 20,092 issued and outstanding, at redemption value)

	1,953,437	3,050,277

Shareholders’ deficit
Common stock, ($0.01 par value, 40,000,000
shares authorized, 7,379,408 shares issued
and outstanding)	73,794	73,794
Convertible preferred stock, Series B,C,D,E,F,G,H
($0.01 par value; 706,500 shares authorized, 354,442 and
346,100 shares issued and outstanding, respectively)	3,544	3,461
Additional paid-in capital	81,387,095	80,281,920
Deficit accumulated during development stage	(91,256,916)	(84,999,435)
Total shareholders’ deficit	(9,792,483)	(4,640,260)

Total liabilities and shareholders’ deficit	$15,534,600	$22,410,776

See accompanying notes to consolidated financial statements

RESTORAGEN, INC.

(a development stage company)

Condensed Consolidated Statements of Operations

(unaudited)

			Cumulative period
	Three Months Ended		From April 15, 1988
	March 31,		(date of incorporation)
	2002	2001	to March 31, 2002

Revenues	$—	$1,318	$3,669,163

Operating costs and expenses:
General and administrative	851,261	802,195	23,375,736
Research and development	3,746,505	3,007,158	69,442,518
Corporate restructuring	1,181,104	—	1,181,104

Total operating costs and expenses	5,778,870	3,809,353	93,999,358

Operating loss	(5,778,870)	(3,808,035)	(90,330,195)

Other income (expense)
Interest income	36,260	110,153	1,901,200
Interest expense	(514,871)	(205,448)	(2,827,921)
	(478,611)	(95,295)	(926,721)

NET LOSS	$(6,257,481)	$(3,903,330)	$(91,256,916)

Preferred stock dividends
accreted and accumulating but
not declared	$(810,984)	$(690,984)	$(13,590,105)

Net loss applicable to common
stock	$(7,068,465)	$(4,594,314)	$(104,847,021)

Basic and diluted loss per
common share	$(0.96)	$(0.62)	$(25.27)

Average number of common shares
outstanding — basic and diluted	7,379,408	7,351,494	4,148,423

See accompanying notes to consolidated financial statements

RESTORAGEN, INC.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			Cumulative period
	Three Months Ended March 31,		from April 15, 1988
			(date of incorporation)
	2002	2001	to March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,257,481)	$(3,903,330)	$(91,256,916)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Depreciation and amortization	227,975	234,336	4,488,055
Amortization of deferred financing costs	126,586	64,086	1,011,102
Acquired in process research and development	—	—	1,200,000
Stock-based compensation expense	8,418	87,087	6,246,170
Change in operating assets and liabilities:
Prepaid expenses and other current assets	63,026	(68,949)	(624,727)
Accounts payable, accrued expenses and deferred revenues	(303,732)	122,913	3,883,593

Net cash flows from operating activities	(6,135,208)	(3,463,857)	(75,052,723)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(76,878)	(415,541)	(9,721,045)
Decrease/(increase) in deposits and other assets	1,423	(5,000)	(306,374)
Increase in patents	—	—	(892,938)
Acquisition of R&C, Inc. and GRFCo	—	—	(1,200,000)

Net cash flows from investing activities	(75,455)	(420,541)	(12,120,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock		214,263	39,710,261
Net proceeds from issuance of preferred stock	—	—	34,591,371
Proceeds from long-term obligations	—	—	23,125,426
Payments on notes payable and capital leases	(323,381)	(299,844)	(3,178,997)
Proceeds from bridge notes payable	—	—	3,765,500
Payments on bridge notes payable	—	—	(2,364,500)

Net cash flows from financing activities	(323,381)	(85,581)	95,649,061

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,534,044)	(3,969,979)	8,475,981

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,010,025	9,492,135	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,475,981	$5,522,156	$8,475,981

Supplemental Disclosures of Investing Financing Activities:

Interest paid	$102,035	$141,362	$1,751,997

See accompanying notes to consolidated financial statements

Restoragen, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2002 and 2001

(unaudited)

(1)                                  Summary of Significant Accounting Policies

Basis of Presentation - The condensed consolidated balance sheet as of March 31, 2002, the condensed consolidated statements of operations for the three month periods ended March 31, 2002 and 2001 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2002 and 2001 have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States of America.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary to present fairly the financial position at March 31, 2002, and results of operations and cash flows for the three month periods ended March 31, 2002 and 2001 have been included.  Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year, or any other period.  These financial statements and notes should be read in conjunction with the audited financial statements for the year ended December 31, 2001, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  There was no impact to the Company’s financial statements as a result of adopting this standard.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This standard addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  There was no impact to the Company’s financial statements as a result of adopting this standard.

Deferred Revenue — Deferred revenue relates to advances under third-party production arrangements.  These revenues are recognized as earned.

Shareholders Equity - In connection with the issuance of the convertible notes in December 2001, the Company issued 999,997 warrants to purchase common stock of the Company at a per share warrant exercise price equal to the lower of $9.00 or the lowest per common equivalent share price at which the Company sells equity after the date of the warrants.  Each lender initially received warrants to purchase a number of shares of common stock equal to 50% of the amount of notes held divided by the warrant exercise price.  Commencing with the 90th day after the initial date of issuance of the warrants, the number of shares of common stock into which the warrants are exercisable increases by an additional 10% of the notes held divided by the warrant exercise price for each 30-day period in which the notes continue to remain outstanding and not converted, up to 100% of the outstanding notes divided by the warrant exercise price.  Pursuant to this provision, warrants were issued to purchase 200,000 shares of the Company’s common stock in March 2002.

Holder redemption rights on Series F Preferred Stock expired on March 31, 2002.  In connection with the expiration of these rights, the Series F Preferred Stock has been reclassified to shareholders’ equity as of March 31, 2002.

Accumulated dividends on preferred stock as of March 31, 2002 are as follows:

Preferred Stock Series	Accumulated
Dividends

A	$778,438
B	1,169,477
C	1,255,005
D	3,293,396
E	790,554
F	3,995,110
G	1,828,125
H	480,000
$13,590,105

Going Concern Considerations - The Company, from inception, has experienced losses from its activities in research and development and has had minimal revenues.  This and the fact that the Company is a development stage business create a substantial doubt as to its ability to continue as a going concern.

The Company’s ability to obtain profitability on substantial portions of its operations will also depend in large part on:  obtaining additional financing through equity or debt issues or development collaborations, as necessary; obtaining regulatory approvals of its products and entering into satisfactory agreements for product commercialization.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(2)                                  Corporate Restructuring

On February 21, 2002, the Company announced and implemented a restructuring and reduction in workforce from 121 employees to 60 employees.  The following is a summary of restructuring charges related to the staff reduction and consolidation of facilities:

Employee compensation and benefits: Severance pay and benefits

$

923,250

Occupancy and equipment costs:
Non-cancelable lease costs, net of estimated sublease income	115,350

Other:
Loss on impairment and abandoment of property and equipment	142,504

Total corporate restructuring charges

$

1,181,104

The Company expects the majority of costs associated with the restructuring to be paid during 2002.  As of March 31, 2002, approximately $0.4 million of the severance pay and benefits had been paid.

Item 2.                                                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a discussion and analysis of the Company’s consolidated condensed financial condition and results of operations for the three months ended March 31, 2002 and 2001.  The section should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

Cautionary Statement About Forward-Looking Statements

This Form 10-Q contains, in addition to historical information, forward-looking statements that are based on the Company’s current expectations, beliefs, intentions or future strategies.  Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “plan,” “seek” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.  These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the dependence of the Company on obtaining future financing, uncertainties involved in the additional development of the Company’s new pharmaceutical products, including securing strategic partners to fund further development, the outcomes of clinical trials, obtaining regulatory approvals or clearances, the ability of the Company’s products to be manufactured in commercial quantities, availability of commercial production capacity, the development of partnerships for distribution and marketing, protection of the Company’s patent and proprietary rights, avoiding infringement of competitor’s proprietary rights, potential competition and the extent to which reimbursement for the costs of the products and treatments will be available from government health administration authorities, private health insurers and other organizations.  These risks are further described in the Company’s Form 10-K for the year ended December 31, 2001 under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Additional Factors That May Affect Future Performance”  .The Company does not undertake responsibility to update such forward-looking statements to reflect events that arise after the date of this report.

Overview

Restoragen Inc. is a development stage biotechnology company focused on the development of peptide therapeutics. The Company’s principal pharmaceutical product currently under development is recombinant human GLP-1 (rGLP-1). GLP-1 is believed to be an important insulinotropic peptide that regulates metabolism and has been shown to reduce high blood glucose levels and to improve insulin secretion and action in type II diabetics. For some time the Company has focused its drug development efforts on rGLP-1 for the treatment of type II diabetes and is currently completing phase 2 (b) clinical trials for type II diabetes patients who are failing oral therapy.

As a result of it’s research in type II diabetes, the Company believes that GLP-1 has the potential to decrease insulin resistance. While virtually all type II diabetic patients have insulin resistance, most people who have insulin resistance do not develop diabetes. They do, however, frequently present with other serious disorders. In particular, it appears that insulin resistance is a major risk factor for most serious and common cardiovascular diseases. Restoragen has conceived and filed patent applications for uses of rGLP-1 and its analogs in various cardiovascular diseases.  The Company’s strategy is to establish partnerships with market leading pharmaceutical companies and medical device companies to develop and commercialize rGLP-1 for certain niche cardiovascular diseases in which insulin resistance is an underlying factor.

The Company also intends to establish partnerships with market leading pharmaceutical and drug delivery companies to develop and commercialize sustained release formulations of rGLP-1 for type II diabetes and other metabolic diseases and cardiovascular disorders in which insulin resistance is an underlying factor.

The Company continues to develop its capabilities in production, purification and amidation of medium range peptides using proprietary recombinant technologies and chemistries. The Company believes its ability to develop commercially viable recombinant peptide production methods could be of value to companies who have peptides exceeding 20 amino acid residues under development and who require large scale, cost effective processes for late stage clinical trials and commercialization.

Results of Operations

Research and development expenses include those costs associated with the research, development, production and testing of our pharmaceutical products, including all direct costs incurred in conducting our clinical trials and all costs related to the protection of proprietary rights.  These costs have aggregated $69.4 million since our inception.  Research and development costs were $3.7 million for the three month period ended March 31, 2002, as compared to $3.0 million for the same period in the prior fiscal year.  The increase in costs primarily reflects higher clinical trial expenditures associated with the phase II(b) trial for patients with type II diabetes.  General and administrative expenses were $0.9 million for the three month period ended March 31, 2002, as compared to $0.8 million for the same period in 2001.

In February 2002, Restoragen announced a restructuring and a reduction of total workforce from 121 to 60 employees.  In connection with the restructuring, the Company recorded restructuring costs of approximately $1.2 million during the first quarter of 2002.  The restructuring was required as the Company realigned its business strategy. The revised strategy will involve strategic partnering to develop and commercialize peptide-based therapeutics for clinically and economically important cardiovascular and metabolic diseases.  The Company will also seek to enter into strategic relationships with companies who would benefit from Restoragen’s ability to develop commercially viable recombinant peptide production methods.

After the restructuring, it is anticipated that the Company’s ongoing net cash outflow for the remainder of the year will be approximately $1.5 million per month.

Interest income decreased to $0.04 million for the three month period ended March 31, 2002, as compared to $0.11 million for the same period in 2001, reflecting lower interest rates. We incurred interest expense of $0.5 million for the three month period ended March 31, 2002 compared to $0.2 million for the same period in 2001.  The increase reflects interest charges associated with the bridge loan financing secured in December 2001.

Liquidity and Capital Resources

Working capital was $4.4 million as of March 31, 2002, compared to $10.7 million as of December 31, 2001.  Cash and cash equivalents were $8.5 million as of March 31, 2002.

During the three months ended March 31, 2002, the Company used approximately $6.1 million of cash for operating activities and $0.1 million for asset acquisitions.  Capital repayments in respect of equipment financing totaled $0.3 million.  Based on its anticipated revised operating plan, the Company believes that existing cash and cash equivalents will be sufficient to fund operations until the third quarter of 2002.  The Company continues to seek financing through collaborative arrangements with potential strategic partners.  Additional financing may not be available to the Company.  If unable to obtain financing, the Company will be required to further modify the business plan and may discontinue some or all of its operations.

As of March 31, 2002, the Company had a shareholders deficit accumulated during the development stage of $91.3 million. Historically the auditors’ reports on the Company’s financial statements have contained an explanatory paragraph concerning the Company’s ability to continue as a going concern and its status as a development stage company. The Company expects to incur additional losses and will require additional working capital as it continues to operate.

New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  There was no impact to the Company’s financial statements as a result of adopting this standard.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This standard addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  There was no impact to the Company’s financial statements as a result of adopting this standard.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments, consisting of capital and operating lease obligations, notes payable and convertible notes payable have not changed significantly during the three month period ending March 31, 2002.

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

Item 3.         QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk”.

PART II

OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS.

               None

Item 2.   CHANGES IN SECURITIES.

                                                In connection with the issuance of the convertible notes in December 2001, the Company issued 999,997 warrants to purchase common stock of the Company at a per share warrant exercise price equal to the lower of $9.00 or the lowest per common equivalent share price at which the Company sells equity after the date of the warrants.  Each lender initially received warrants to purchase a number of shares of common stock equal to 50% of the amount of notes held divided by the warrant exercise price.  Commencing with the 90th day after the initial date of issuance of the warrants, the number of shares of common stock into which the warrants are exercisable increases by an additional 10% of the notes held divided by the warrant exercise price for each 30-day period in which the notes continue to remain outstanding and not converted, up to 100% of the outstanding notes divided by the warrant exercise price.  Pursuant to this provision, warrants were issued to purchase 200,000 shares of the Company’s common stock in March 2002.

Item 3.         DEFAULTS UPON SENIOR SECURITIES.

None

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                None

Item 5.   OTHER INFORMATION.

In connection with the restructuring, the Company has consolidated operations within one building and the principal business address is now 3820 N.W. 46th Street, Lincoln NE 68524-1637

Item 6.                           EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits

None

(b)                                 Reports on Form 8-K

The Company filed a Form 8-K on February 26, 2002, referencing a press release dated February 21, 2002, announcing the Company’s corporate restructuring and workforce reduction.  No financial statements were required to be filed with the form.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESTORAGEN, INC.

Dated: May 13, 2002	/s/ Ashleigh W. Palmer
Ashleigh W. Palmer
Chief Executive Officer
(Duly Authorized Officer)

/s/ David S. Walker
David S. Walker
Chief Financial Officer
(Principal Financial Officer)