Form 10-Q
period 2002-06-30
RESTORAGEN INC
filed 2002-07-25
CIK 910133

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

(402) 470-2100
(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.       YES ☒   NO  ☐

As of July 22, 2002, the Company had 7,379,408 shares of Common Stock, $.01 par value per share, outstanding.

RESTORAGEN, INC.

RESTORAGEN, INC.
(a development stage company)
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2002	December 31, 2001
ASSETS

Current assets
Cash and cash equivalents	$4,429,856	$13,010,711
Short-term investments	—	1,999,314
Prepaid expenses	26,609	146,655
Property and equipment held for sale	1,200,000	—
Other current assets	20,360	41,100
Total current assets	5,676,825	15,197,780

Property and equipment, net of accumulated depreciation $6,762 and $3,798,251	21,169	5,845,068
Patents and patents licensed, net of accumulated amortization of $222,007	—	663,637

Deferred financing costs, net of accumulated amortization of $637,689 and $384,516	375,000	628,173
Other assets	73,055	76,118

Total assets	$6,146,049	$22,410,776

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,065,240	$2,803,131
Accrued expenses	2,870,191	427,817
Capital lease obligations—current portion	524,957	564,362
Notes payable—current portion	722,573	696,127
Total current liabilities	5,182,961	4,491,437

Long-term liabilities:
Capital lease obligations—less current portion	386,260	649,984
Notes payable—less current portion	496,561	859,338
Convertible notes payable	18,000,000	18,000,000
Total long-term liabilities	18,882,821	19,509,322

Total liabilities	24,065,782	24,000,759

Redeemable preferred stock
Series A and A,F ($0.01 par value, 11,750 and 211,750 shares authorized, 11,750 and 20,092 issued and outstanding, at redemption value)	1,975,469	3,050,277

Shareholders’ deficit
Common stock, ($0.01 par value, 40,000,000 shares authorized, 7,379,408 shares issued and outstanding)	73,794	73,794
Convertible preferred stock, Series B,C,D,E,F,G,H ($0.01 par value; 706,500 shares authorized, 354,442 and 346,100 shares issued and outstanding, respectively)	3,544	3,461
Additional paid-in capital	81,373,481	80,281,920
Deficit accumulated during development stage	(101,346,021)	(84,999,435)
Total shareholders’ deficit	(19,895,202)	(4,640,260)

Total liabilities and shareholders’ deficit	$6,146,049	$22,410,776

See accompanying notes to condensed consolidated financial statements

RESTORAGEN, INC.
(a development stage company)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative period From April 15, 1988 (date of incorporation) to June 30, 2002
	2002	2001	2002	2001

Revenues	$200,000	$1,175	$200,000	$2,493	$3,869,163

Operating costs and expenses:
General and administrative	665,422	753,202	1,516,683	1,555,397	24,041,158
Research and development	2,254,515	3,651,304	6,001,020	6,658,462	71,697,033
Corporate restructuring costs	6,905,556	—	8,086,660	—	8,086,660

Total operating costs and expenses	9,825,493	4,404,506	15,604,363	8,213,859	103,824,851

Operating loss	(9,625,493)	(4,403,331)	(15,404,363)	(8,211,366)	(99,955,688)

Other income (expense)
Interest income	38,150	93,489	74,410	203,642	1,939,350
Interest expense	(501,761)	(198,182)	(1,016,632)	(403,630)	(3,329,682)
	(463,611)	(104,693)	(942,222)	(199,988)	(1,390,332)

NET LOSS	$(10,089,104)	$(4,508,024)	$(16,346,586)	$(8,411,354)	$(101,346,021)

Preferred stock dividends accreted and accumulating but not declared	$(810,984)	$(810,984)	$(1,621,967)	$(1,501,968)	$(14,401,088)

Net loss applicable to common stock	$(10,900,088)	$(5,319,008)	$(17,968,553)	$(9,913,322)	$(115,747,109)

Basic and diluted loss per common share	$(1.48)	$(0.72)	$(2.43)	$(1.35)	$(27.53)

Average number of common shares outstanding—basic and diluted	7,379,408	7,354,929	7,379,408	7,355,974	4,205,107

See accompanying notes to condensed consolidated financial statements

RESTORAGEN, INC.
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,		Cumulative period from April 15, 1988 (date of incorporation)
	2002	2001	to June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,346,586)	$(8,411,354)	$(101,346,021)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	389,313	379,608	4,649,393
Restructuring charges	4,995,777	—	4,995,777
Amortization of deferred financing costs	253,173	128,172	1,137,689
Acquired in process research and development	—	—	1,200,000
Stock-based compensation expense	16,836	174,174	6,254,588
Changes in operating assets and liabilities:
Accounts receivable and other current assets	122,215	(30,621)	(565,538)
Accounts payable and accrued expenses	704,483	(49,491)	4,891,808

Net cash flows from operating activities	(9,864,789)	(7,809,512)	(78,782,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(78,983)	(721,233)	(9,723,150)
(Increase) / decrease in deposits and other assets	3,063	(5,000)	(304,734)
Increase in patents	—	(51,678)	(892,938)
Acquisition of R&C, Inc. and GRFCo	—	—	(1,200,000)

Net cash flows from investing activities	(75,920)	(777,911)	(12,120,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	214,263	39,710,261
Net proceeds from issuance of preferred stock	—	7,360,000	34,591,371
Proceeds from long-term obligations	—	71,841	23,125,426
Payments on notes payable and capital leases	(639,460)	(611,971)	(3,495,076)
Proceeds from bridge notes payable	—	—	3,765,500
Payments on bridge notes payable	—	—	(2,364,500)

Net cash flows from financing activities	(639,460)	7,034,133	95,332,982

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,580,169)	(1,553,290)	4,429,856

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,010,025	9,492,135	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,429,856	$7,938,845	$4,429,856

Supplemental Disclosures of Investing Financing Activities:

Interest paid	$190,959	$275,458	$1,840,921

See accompanying notes to condensed consolidated financial statements

Restoragen, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2002 and 2001
(unaudited)

(1)           Summary of Significant Accounting Policies

Basis of Presentation — The condensed consolidated balance sheet as of June 30, 2002, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001 have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States of America.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary to present fairly the financial position at June 30, 2002, and results of operations and cash flows for the periods presented have been included.  Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year, or any other period.  These financial statements and notes should be read in conjunction with the audited financial statements for the year ended December 31, 2001, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which was effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  There was no impact to the Company’s financial statements as a result of adopting this standard.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which was effective January 1, 2002.  This standard addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets. There was no impact to the Company’s financial statements as a result of adopting this standard.

Property and equipment held for sale — Property and equipment held for sale is carried at the lower of carrying amount or estimated net realizable value.

Shareholders Equity — In connection with the issuance of the convertible notes in December 2001, the Company issued 999,997 warrants to purchase common stock of the Company at a per share warrant exercise price equal to the lower of $9.00 or the lowest per common equivalent share price at which the Company sells equity after the date of the warrants.  Each lender initially received warrants to purchase a number of shares of common stock equal to 50% of the amount of notes held divided by the warrant exercise price.  Commencing with the 90th day after the initial date of issuance of the warrants, the number of shares of common stock into which the warrants are exercisable increases by an additional 10% of the notes held divided by the warrant exercise price for each 30-day period in which the notes continue to remain outstanding and not converted, up to 100% of the outstanding notes divided by the warrant exercise price.  Pursuant to this provision, the number of shares of the Company’s common stock issuable under the warrants increased by 200,000 shares in each month of March, April, May and June 2002. As of June 30, 2002, the warrants issued in connection with the convertible notes in December 2001 entitle the holders to purchase 1799,997 shares of common stock.

Holder redemption rights on Series F Preferred Stock expired on March 31, 2002.  In connection with the expiration of these rights, the Series F Preferred Stock has been reclassified to shareholders’ equity as of March 31, 2002.

Going Concern Considerations — The Company, from inception, has experienced losses from its activities in research and development and has had minimal revenues.  This and the fact that the Company is a development stage business create a substantial doubt as to its ability to continue as a going concern. The Independent Auditors’ Report accompanying the Company’s audited financial statements for the year ended December 31, 2001 contained a going concern opinion.

The Company’s ability to achieve profitability on substantial portions of its operations will also depend in large part on: obtaining additional financing through equity or debt issues or development collaborations, as necessary; obtaining regulatory approvals of its products and entering into satisfactory agreements for product commercialization.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(2)           Corporate Restructuring

On February 21, 2002, the Company announced a consolidation of facilities and reduction in workforce from 121 employees to 60 employees.  On May 22, 2002, the Company announced a revised corporate strategy that will result in the Company ceasing its non-strategic recombinant peptide production operations and closing its peptide production facilities. It is anticipated that third party contract manufacturers will source all future production requirements.  The May 2002 announcement has resulted in the reduction of the workforce by an additional 55 employees. A small number of these employees have been retained to complete transition activities.  Going forward, the Company is being operated by four full-time employees.

The following is a summary of restructuring charges related to the staff reduction, consolidation of facilities and discontinuance of peptide production resulting from the revised corporate strategy.

	Quarter ended March 31, 2002	Quarter ended June 30, 2002	Six months June 30, 2002
Employee compensation & benefits:
Severance pay & benefits	$923,249	$1,222,879	$2,146,128
Occupancy & equipment costs:
Non-cancelable lease costs, net of Estimated sublease income	$115,350	$626,217	$741,567
Loss on impairment and abandonment of property and Equipment	$142,505	$4,192,771	$4,335,276
Write down of patents	—	$641,932	$641,932
Other	—	$221,757	$221,757
Total corporate restructuring Charges	$1,181,104	$6,905,556	$8,086,660

The Company expects the majority of employee compensation costs associated with the restructuring to be paid during 2002. The Company expects to pay liabilities established relating to non-cancelable leases over the respective lease periods, through fiscal 2005. Absent the ability to sell the production facilities as a going concern, the Company will seek to sell the peptide production assets. The Company has written down the value of the production equipment to reflect anticipated net proceeds from sale and has written down to zero the building and leasehold improvements. The majority of the patents issued to the Company have historically been in respect of production processes or for medical applications which are no longer being pursued by the Company in its revised strategy. The Company has written down to zero all previously capitalized patent expenses.

The following is a summary of activity relating to the restructuring charges during 2002:

	Restructuring Charges	Cash Payments	Non-cash Charges(1)	June 30, 2002 Balance
Employee compensation & benefits	$2,146,128	$1,139,352	—	$1,006,776
Occupancy & equipment costs	$5,076,843	$40,853	$4,335,276	$700,714
Patents	$641,932	—	$641,932	—
Other	$221,757	43,734	$18,569	$159,454
Total	$8,086,660	$1,223,939	$4,995,777	$1,866,944

(1) Non-cash charges consist of impairment and abandonment charges

The June 30, 2002 restructuring liability balance is included in accrued expenses in the consolidated condensed balance sheet.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Following is a discussion and analysis of the Company’s consolidated condensed financial condition and results of operations for the three and six months ended June 30, 2002 and 2001.  The section should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

Cautionary Statement About Forward-Looking Statements

                This Form 10-Q contains, in addition to historical information, forward-looking statements that are based on the Company’s current expectations, beliefs, intentions or future strategies.  Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “plan,” “seek” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.  These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the dependence of the Company on obtaining future financing and its ability to continue operations, uncertainties involved in the additional development of the Company’s new pharmaceutical products, including securing strategic partners to fund further development, the outcomes of clinical trials, obtaining regulatory approvals or clearances, the ability of the Company’s products to be manufactured in commercial quantities, availability of commercial production capacity, the development of partnerships for distribution and marketing, protection of the Company’s patent and proprietary rights, avoiding infringement of competitor’s proprietary rights, potential competition and the extent to which reimbursement for the costs of the products and treatments will be available from government health administration authorities, private health insurers and other organizations.  These risks are further described in the Company’s Form 10-K for the year ended December 31, 2001 under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Additional Factors That May Affect Future Performance”.  The Company does not undertake responsibility to update such forward-looking statements to reflect events that arise after the date of this report.

Overview

                Restoragen, Inc. is a development stage biotechnology company focused on the development of peptide therapeutics. The Company’s principal pharmaceutical product currently under development is recombinant human GLP-1 (rGLP-1). GLP-1 is believed to be an important insulinotropic peptide that regulates metabolism and has been shown to reduce high blood glucose levels and to improve insulin secretion and action in type II diabetics. Since 1997, the Company has focused its drug development efforts on rGLP-1 for the treatment of type II diabetes and is currently completing phase 2 (b) clinical trials for type II diabetes patients who are failing oral  therapy.

                As a result of its research in type II diabetes, the Company believes that GLP-1 has the potential to decrease insulin resistance. While virtually all type II diabetic patients have insulin resistance, most people who have insulin resistance do not develop diabetes. They do, however, frequently present with other serious disorders. In particular, it appears that insulin resistance is a major risk factor for most serious and common cardiovascular diseases. Restoragen has filed patent applications for uses of rGLP-1 and its analogs in various cardiovascular diseases. In May 2002 the Company announced its revised corporate strategy to focus on the clinical development of rGLP-1 in cardiovascular disease indications. The Company’s strategy is to establish partnerships with market leading pharmaceutical companies and medical device companies to develop and commercialize rGLP-1 for certain niche cardiovascular diseases in which insulin resistance is an underlying factor. The Company anticipates that the development of rGLP-1 for the management of severe heart failure in patients who are transplant ineligible will begin with a phase 2 (a) proof of concept study in the third quarter of 2002.

                The Company also intends to establish partnerships with market leading pharmaceutical and drug delivery companies to develop and commercialize sustained release formulations of rGLP-1 for type II diabetes and other metabolic diseases and cardiovascular disorders in which insulin resistance is an underlying factor.

                As a result of the refocused strategy, the Company ceased its non-strategic recombinant peptide production operations. The Company has actively sought to license or sell the production technology and facilities associated with its peptide production. Despite its best efforts, the Company has been unable to identify a buyer for the production technology or facilities. The Company has begun the process of closing down the production facilities and will seek to sell all production equipment.

                Since inception, the Company has financed its operations through the sale of equity securities and issuance of debt. From May through September 2001, the Company undertook a private placement of preferred stock through a national investment banking firm with the goal of raising approximately $30 million to fund operations. Despite significant efforts, including road shows and individual investor meetings throughout the United States and Europe, the Company was not successful in placing those securities.

                In December 2001, Restoragen entered into a bridge loan agreement with several current shareholders and their affiliates, including Medtronic, Inc., Rocky Mountain Associates, S.A. and Equity Four Life (Bahamas) Ltd. Restoragen received loans in an aggregate principal amount of $18 million, which bear interest at prime plus three percent per annum. The loans are due and payable in December 2003. The loans are secured by a first priority security interest in the Company’s intellectual property and all proceeds from licensing of the intellectual property.

                The Company is continuing efforts to raise additional working capital to fund operations, and is holding discussions with existing note holders. If the Company is unable to raise additional working capital, its ability to meet obligations in the ordinary course will be impaired.

Results of Operations

                The Company recorded revenues of $0.2 million in the second quarter of 2002. The revenues related to third party proof of concept production arrangements.

                Research and development expenses include those costs associated with the research, development, production and testing of our pharmaceutical products, including all direct costs incurred in conducting our clinical trials and all costs related to the protection of proprietary rights.  These costs have aggregated $71.7 million since our inception.  Research and development costs were $2.3 million and $6.0 million for the three and six month periods ended June 30, 2002, as compared to $3.7 million and $6.7 million for the same periods in the prior fiscal year. Research and development activities have been scaled back significantly following the corporate restructuring initiatives announced in February and May of this year. General and administrative expenses were $0.7 million and $1.5 million for the three and six-month periods ended June 30, 2002, as compared to $0.8 million and $1.6 million for the same periods in 2001. Administrative costs have also decreased as a result of the restructuring initiatives.

                In February 2002, Restoragen announced a restructuring and a reduction of total workforce from 121 to 60 employees. In May 2002, the Company announced a revised corporate strategy that would result in the Company ceasing its non-strategic recombinant peptide production operations and closing its peptide production facilities. The May 2002 announcement has resulted in the reduction of the workforce by an additional 55 employees. A small number of these employees have been retained to complete transition activities. Going forward, the Company is being operated by four full time employees.

                In connection with the restructuring, the Company recorded restructuring costs of approximately $1.2 million during the first quarter of 2002 and $6.9 million during the second quarter of 2002.  The second quarter charge included a non-cash charge of $4.9 million related to the write down of tangible and intangible assets. The Company has written down production equipment to reflect anticipated net proceeds from sale and has written down to zero the building and leasehold improvements. The majority of the patents issued to the Company have historically been in respect of production processes or for medical applications  which are no longer being pursued by the Company in its revised strategy. It is anticipated that the Company’s ongoing net cash outflow for the second half of the year will be approximately $1.1 million per month.

                Interest income decreased to $0.04 million and $0.07 million for the three and six month periods ended June 30, 2002, as compared to $0.1 million and $0.2 million for the same periods in 2001, reflecting lower interest rates and lower interest earning assets. We incurred interest expense of $0.5 million and $1.0 million for the three and six-month periods ended June 30, 2002 compared to $0.2 million and $0.4 million for the same period in 2001.  The increase reflects interest charges associated with the bridge loan financing secured in December 2001.

Liquidity and Capital Resources

                Working capital was $0.5 million as of June 30, 2002, compared to $10.7 million as of December 31, 2001.  Cash and cash equivalents were $4.4 million as of June 30, 2002.

                During the six months ended June 30, 2002, the Company used approximately $9.9 million of cash for operating activities and $0.1 million for asset acquisitions.  Cash payments for financing activities totaled $0.6 million for the six-month period.  Based on its anticipated revised operating plan, the Company believes that existing cash and cash equivalents will be sufficient to fund operations until the beginning of the fourth quarter of 2002.

                The Company continues to seek financing from existing note holders.  Additional financing may require a restructuring or re-capitalization. The restructuring or re-capitalization could take one of several forms, including conversion of all or a portion of the notes to equity, refinancing the indebtedness using new funds from third party sources, or voluntary or involuntary bankruptcy or re-capitalization under Chapter 11 of the United States Bankruptcy Code. In any form of restructuring or re-capitalization involving conversion of the indebtedness to equity, the interests of existing shareholders could be substantially diluted. The ultimate success of the financing will depend upon the Company’s ability to successfully negotiate and implement a restructuring plan with the note holders. If the Company is unable to restructure or obtain financing from another source, the Company will be required to discontinue all of its operations.

                As of June 30, 2002, the Company had a negative shareholders equity of $19.9 million and shareholders’ deficit accumulated during the development stage of $101.3 million. Historically the auditors’ reports on the Company’s financial statements have contained an explanatory paragraph concerning the Company’s ability to continue as a going concern and its status as a development stage company. The Company will incur additional losses as it continues to operate.

New Accounting Pronouncements

                In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which was effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  There was no impact to the Company’s financial statements as a result of adopting this standard.

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

                In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” which was effective January 1, 2002.  This standard addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets.  There was no impact to the Company’s financial statements as a result of adopting this standard.

Critical Accounting Policies

                The Company recorded restructuring charges totaling $8.1 million during the six months ended June 30, 2002.  Estimates were utilized in determining these restructuring charges including estimates of fair values for property and equipment held for sale, estimated costs to maintain vacated facilities, and estimated length of time necessary to sublease the Company’s vacated facilities.  The Company will adjust such estimates as additional information is available or as circumstances change.

                The Company reviews long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An evaluation of recoverability is performed by comparing the undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write down is required.

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

Contractual Obligations and Commitments

                Our contractual obligations and commitments, consisting of capital and operating lease obligations, notes payable and convertible notes payable have not changed significantly during the six month period ended June 30, 2002.

Market Risk

                We are exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.  Due to the nature of cash and cash equivalents, we believe that there is no material market risk exposure.

Item 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk”.

PART II

OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

                None

Item 2.    CHANGES IN SECURITIES.

                In connection with the issuance of the convertible notes in December 2001, the Company issued 999,997 warrants to purchase common stock of the Company at a per share warrant exercise price equal to the lower of $9.00 or the lowest per common equivalent share price at which the Company sells equity after the date of the warrants.  Each lender initially received warrants to purchase a number of shares of common stock equal to 50% of the amount of notes held divided by the warrant exercise price.  Commencing with the 90th day after the initial date of issuance of the warrants, the number of shares of common stock into which the warrants are exercisable increases by an additional 10% of the notes held divided by the warrant exercise price for each 30-day period in which the notes continue to remain outstanding and not converted, up to 100% of the outstanding notes divided by the warrant exercise price. Pursuant to this provision, the number of shares of the Company’s common stock issuable under the warrants increased by 200,000 shares in each month of March, April, May and June 2002. As of June 30, 2002, the warrants issued in connection with the convertible notes in December 2001 entitle the holders to purchase 1,799,997 shares of common stock

Item 3.    DEFAULTS UPON SENIOR SECURITIES.

                None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                None

Item 5.    OTHER INFORMATION.

On July 15, 2002 Peter Tattle resigned from the Board of Directors for personal reasons. On July 22, 2002 Richard de Souza resigned from the Board of Directors for personal reasons.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits

None

(b)                                 Reports on Form 8-K. The Company filed a Form 8-K on May 30, 2002, attaching a press release that announced the Company’s revised corporate strategy and workforce reduction.  No financial statements were required to be filed with the report.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESTORAGEN, INC.

Dated: July 25, 2002	/s/ Ashleigh W. Palmer
Ashleigh W. Palmer
Chief Executive Officer
(Duly Authorized Officer)

/s/ David S. Walker
David S. Walker
Chief Financial Officer
(Principal Financial Officer)