Form 10-Q
period 2002-09-30
RESTORAGEN INC
filed 2002-11-13
CIK 910133

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

(402) 470-2100
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.       YES  ☒   NO  ☐

As of  November 12, 2002, the Company had 7,379,415 shares of Common Stock, $.01 par value per share, outstanding.

RESTORAGEN, INC.

RESTORAGEN, INC.

(a development stage company)

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2002	December 31, 2001
ASSETS

Current assets
Cash and cash equivalents	$1,808,157	$13,010,711
Short-term investments	—	1,999,314
Prepaid expenses	295,972	146,655
Property and equipment held for sale	1,200,000	—
Other current assets	20,840	41,100
Total current assets	3,324,969	15,197,780

Property and equipment, net of accumulated depreciation $9,408 and $3,798,251	18,522	5,845,068
Patents and patents licensed, net of accumulated amortization of $222,007	—	663,637
Deferred financing costs, net of accumulated amortization of $700,189 and $384,516	312,501	628,173
Other assets	73,055	76,118

Total assets	$3,729,047	$22,410,776

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$630,520	$2,803,131
Accrued expenses	127,612	427,817
Accrued restructuring charges	817,997	—
Capital lease obligations - current portion	524,428	564,362
Notes payable - current portion	685,128	696,127
Total current liabilities	2,785,685	4,491,437

Long-term liabilities:
Accrued interest - convertible notes payable	1,135,530	—
Accrued restructuring charges - less current portion	412,320	—
Capital lease obligations - less current portion	460,697	649,984
Notes payable - less current portion	498,396	859,338
Convertible notes payable	18,000,000	18,000,000
Total long-term liabilities	20,506,943	19,509,322

Total liabilities	23,292,628	24,000,759

Redeemable preferred stock
Series A and A,F ($0.01 par value, 11,750 and 211,750 shares authorized, 11,750 and 20,092 issued and outstanding, at redemption value)	1,997,500	3,050,277

Shareholders’ deficit
Common stock, ($0.01 par value, 40,000,000 shares authorized, 7,379,415 and 7,379,408 shares issued and outstanding)	73,794	73,794
Convertible preferred stock, Series B,C,D,E,F,G,H ($0.01 par value; 706,500 shares authorized, 354,442 and 346,100 shares issued and outstanding, respectively)	3,544	3,461
Additional paid-in capital	81,359,914	80,281,920
Deficit accumulated during development stage	(102,998,333)	(84,999,435)
Total shareholders’ deficit	(21,561,081)	(4,640,260)

Total liabilities and shareholders’ deficit	$3,729,047	$22,410,776

See accompanying notes to condensed consolidated financial statements

RESTORAGEN, INC.

(a development stage company)

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative period From April 15, 1988 (date of incorporation) to September 30, 2002
	2002	2001	2002	2001

Revenues	$670,480	$4,503	$870,480	$6,996	$4,539,643

Operating costs and expenses:
General and administrative	441,778	928,254	1,958,461	2,483,651	24,482,936
Research and development	1,239,695	4,625,789	7,240,715	11,284,251	72,936,728
Corporate restructuring costs	248,721	—	8,335,381	—	8,335,381

Total operating costs and expenses	1,930,194	5,554,043	17,534,557	13,767,902	105,755,045

Operating loss	(1,259,714)	(5,549,540)	(16,664,077)	(13,760,906)	(101,215,402)

Other income (expense)
Interest income	10,525	50,593	84,934	254,235	1,949,874
Interest expense	(403,124)	(211,165)	(1,419,756)	(614,794)	(3,732,806)
	(392,599)	(160,572)	(1,334,822)	(360,559)	(1,782,932)

NET LOSS	$(1,652,313)	$(5,710,112)	$(17,998,899)	$(14,121,465)	$(102,998,334)

Preferred stock dividends accreted and accumulating but not declared	$(810,984)	$(810,984)	$(2,432,951)	$(2,312,952)	$(15,212,072)

Net loss applicable to common stock	$(2,463,297)	$(6,521,096)	$(20,431,850)	$(16,434,417)	$(118,210,406)

Basic and diluted loss per common share	$(0.33)	$(0.88)	$(2.77)	$(2.23)	$(27.75)

Average number of common shares outstanding - basic and diluted	7,379,413	7,373,357	7,379,410	7,361,768	4,259,836

See accompanying notes to condensed consolidated financial statements

RESTORAGEN, INC.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,		Cumulative period From April 15, 1988 (date of incorporation) to September 30, 2002
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,998,899)	$(14,121,465)	$(102,998,334)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	391,959	581,143	4,652,039
Restructuring charges	5,225,929	—	5,225,929
Amortization of deferred financing costs	315,673	192,259	700,189
Acquired in process research and development	—	—	1,200,000
Stock-based compensation expense	25,255	261,261	6,263,006
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(129,059)	(43,745)	(316,812)
Accounts payable and accrued expenses	(106,969)	253,120	3,123,979

Net cash flows from operating activities	(12,276,111)	(12,877,427)	(82,150,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(78,983)	(830,860)	(9,954,828)
Purchase of Short term investments	—	—	(1,999,314)
Maturity of short term investments	1,999,314	—	1,999,314
(Increase) / decrease in deposits and other assets	3,063	(45,118)	(73,056)
Increase in patents	—	(51,678)	(892,938)
Acquisition of R&C, Inc. and GRFCo	—	—	(1,200,000)

Net cash flows from investing activities	1,923,394	(927,656)	(12,120,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	46	346,941	40,666,684
Net proceeds from issuance of preferred stock	—	7,360,000	34,591,371
Proceeds from long-term obligations	—	185,994	23,125,426
Payments on notes payable and capital leases	(849,882)	(910,291)	(3,705,498)
Proceeds from bridge notes payable	—	—	3,765,500
Payments on bridge notes payable	—	—	(2,364,500)

Net cash flows from financing activities	(849,837)	6,982,644	96,078,983

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,202,554)	(6,822,439)	1,808,157

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,010,711	9,492,135	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,808,157	$2,669,696	$1,808,157

Supplemental Disclosures of Investing Financing Activities:

Interest paid	$245,334	$422,536

See accompanying notes to condensed consolidated financial statements

Restoragen, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2002 and 2001

(unaudited)

(1)           Summary of Significant Accounting Policies

Basis of Presentation - The condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2001 have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States of America.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary to present fairly the financial position at September 30, 2002, and results of operations and cash flows for the periods presented have been included.  Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year, or any other period.  These financial statements and notes should be read in conjunction with the audited financial statements for the year ended December 31, 2001, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company does not expect its adoption of this standard to have an impact on the consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which was effective January 1, 2002.  This standard addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets. There was no impact to the Company’s financial statements as a result of adopting this standard.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This standard requires the Company to recognize a liability for a cost associated with an exit or disposal activity when the liability is incurred rather than recognition of the liability at the date of a commitment to an exit plan and is effective for exit or disposal activities that are initiated after December 31, 2002.

Property and equipment held for sale – Property and equipment held for sale is carried at the lower of carrying amount or estimated net realizable value.

Shareholders Equity - In connection with the issuance of the convertible notes in December 2001, the Company issued 999,997 warrants to purchase common stock of the Company at a per share warrant exercise price equal to the lower of $9.00 or the lowest per common equivalent share price at which the Company sells equity after the date of the warrants.  Each lender initially received warrants to purchase a number of shares of common stock equal to 50% of the amount of notes held divided by the warrant exercise price.  Commencing with the 90th day after the initial date of issuance of the warrants, the number of shares of common stock into which the warrants are exercisable increases by an additional 10% of the notes held divided by the warrant exercise price for each 30-day period in which the notes continue to remain outstanding and not converted, up to 100% of the outstanding notes divided by the warrant exercise price.  Pursuant to this provision, the number of shares of the Company’s common stock issuable under the warrants increased by 200,000 shares in each month of March, April, May, June and July 2002. As of September 30, 2002, the warrants issued in connection with the convertible notes in December 2001 entitle the holders to purchase 1,999,998 shares of common stock.

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

The Company’s ability to continue as a going concern in the short term will depend on obtaining additional working capital to finance operations beyond 2002. The Company’s ability to achieve profitability in the long term will  depend in large part on: obtaining additional financing through equity or debt issues or development collaborations, as necessary; obtaining regulatory approvals of its products and entering into satisfactory agreements for product commercialization.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(2)           Corporate Restructuring

On February 21, 2002, the Company announced a consolidation of facilities and reduction in workforce from 121 employees to 60 employees.  On May 22, 2002, the Company announced a revised corporate strategy that resulted in the Company ceasing its non-strategic recombinant peptide production operations and closing its peptide production facilities. It is anticipated that third party contract manufacturers will source all future production requirements.  The May 2002 announcement has resulted in the reduction of the workforce by an additional 55 employees. A small number of these employees have been retained to complete transition activities. The Company is currently being operated by four full-time employees.

The following is a summary of restructuring charges related to the staff reduction, consolidation of facilities and discontinuance of peptide production resulting from the revised corporate strategy.

	Quarter ended March 31, 2002	Quarter ended June 30, 2002	Quarter ended Sept 30, 2002	Nine months Sept 30, 2002
Employee compensation & benefits:
Severance pay & benefits	$923,249	$1,222,879	—	$2,146,128
Occupancy & equipment costs:
Non-cancelable lease costs, net of Estimated sublease income	$115,350	$626,217	—	$741,567
Loss on impairment and abandonment of property and equipment	$142,505	$4,192,771	—	$4,335,276
Write down of patents	—	$641,932	—	$641,932
Other	—	$221,757	$248,721	$470,478
Total corporate restructuring Charges	$1,181,104	$6,905,556	$248,721	$8,335,381

In September 2002, the Company ceased paying remaining employee severance obligations to employees no longer providing services to the Company, until further notice. As indicated below, severance obligations in the amount of $442,692 remain to be paid. The liability established relating to non-cancelable facility leases covers the period through May 2005. The Company has negotiated an arrangement with the property owner for the period September through December 2002, to pay only 25% of the facility lease obligations owed and defer remaining obligations. Further discussions with the landlord will be required before year-end regarding lease arrangements and payments after December 2002. The Company has actively sought to license or sell the production technology and facilities associated with its peptide production. To date no targeted party has been willing to pursue this opportunity.  The Company has begun the process of closing down the production facilities and is seeking to sell all production equipment. The Company has written down the value of the production equipment to reflect anticipated net proceeds from sale and has written down to zero the building and leasehold improvements. The majority of the patents issued to the Company have historically been in respect of production processes or for medical applications which are no longer being pursued by the Company in its revised strategy. Therefore, the Company has written down to zero all previously capitalized patent expenses. In September 2002, an additional restructuring charge of $248,721 was recorded to recognize additional obligations to certain third party equipment lessors based on agreements to suspend lease payments for a limited period and proceed with the sale of leased assets.

The following is a summary of activity relating to the restructuring charges during 2002:

	Restructuring Charges	Cash Payments	Non-cash Charges(1)	Sept 30, 2002 Balance
Employee compensation & benefits	$2,146,128	$1,703,436	—	$442,692

Occupancy & equipment costs	$5,076,843	$102,834	$4,335,276	$638,733

Patents	$641,932	—	$641,932	—

Other	$470,478	$54,296	$267,290	$148,892

Total	$8,335,381	$1,860,566	$5,244,498	$1,230,317

(1) Non-cash charges include impairment and abandonment charges

Item 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a discussion and analysis of the Company’s consolidated condensed financial condition and results of operations for the three and nine months ended September 30, 2002 and 2001. The section should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

Cautionary Statement About Forward-Looking Statements

This Form 10-Q contains, in addition to historical information, forward-looking statements that are based on the Company’s current expectations, beliefs, intentions or future strategies.  These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “plan,” “seek” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.  These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the dependence of the Company on obtaining future financing and its ability to continue operations, uncertainties involved in the additional development of the Company’s new pharmaceutical products, including securing strategic partners to fund further development, the outcomes of clinical trials, obtaining regulatory approvals or clearances, the ability of the Company’s products to be manufactured in commercial quantities, availability of commercial production capacity, the development of partnerships for distribution and marketing, protection of the Company’s patent and proprietary rights, avoiding infringement of competitor’s proprietary rights, potential competition and the extent to which reimbursement for the costs of the products and treatments will be available from government health administration authorities, private health insurers and other organizations.  These risks are further described in the Company’s Form 10-K for the year ended December 31, 2001 under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Additional Factors That May Affect Future Performance.”  The Company does not undertake responsibility to update such forward-looking statements to reflect events that arise after the date of this report.

Overview

The Company is a development stage biotechnology company that is seeking to commercialize recombinant human GLP-1 (rGLP-1) for certain niche cardiovascular indications.  GLP-1 is believed to be an insulinotropic peptide involved in the regulation of metabolism.  Prior to May 2002, the Company had pursued applications for rGLP-1 in the treatment of type II diabetes.  Because of potential patent obstacles, the short duration of action of a first generation product (requiring continuous subcutaneous infusion), and other strategic issues, the Company in the first half of 2002 terminated its efforts directed at the treatment of diabetes and commercial scale manufacture of rGLP-1.

As a result of its research in type II diabetes, the Company has postulated that rGLP-1 may have the potential to decrease insulin resistance.  It appears that insulin resistance is a major risk factor for many serious and common cardiovascular diseases.  The Company’s intention is to establish a partnership with a large pharmaceutical company to develop and to attempt to commercialize rGLP-1 for these indications.  The Company has filed patent applications for uses of rGLP-1 and its analogs for treatment of various cardiovascular diseases.  In September 2002 patient enrollment began for a phase 2(a) proof of concept study as to the use of rGLP-1 for the management of severe heart failure in patents who are ineligible for heart transplant. The results from this concept study are expected by the end of the first quarter of 2003, assuming no unforeseen delays.

In order to conserve limited cash and focus on possible cardiovascular indications for rGLP-1, the Company has ceased its research and development efforts that were aimed at recombinant peptide production and at scaling up its rGLP-1 manufacturing activities.  In February 2002 the workforce was reduced from 121 to 60 employees, and in May 2002 there was a further reduction from 55 to 4 employees. The Company has actively sought to license or sell the production technology and facilities associated with its peptide production. To date the Company has contacted over thirty potential acquirers for the production technology or facilities. Despite offering these non-strategic assets for substantially discounted amounts, to date no targeted party has been willing to pursue the opportunity.  The Company has therefore begun the process of closing down the production facilities and will seek to auction all physical assets no longer being used, including laboratory and production equipment and supplies, computer equipment and office and furniture equipment.

The Company currently has available very limited working capital to fund ongoing activities. Unless additional funds are obtained, the Company expects to exhaust its cash in December 2002.

From May through September 2001, the Company undertook a private placement of preferred stock.  This offering, which focused on the Company’s previous diabetes strategy, was conducted through a national investment-banking firm with the goal of raising approximately $30 million to fund operations. Despite significant efforts, including road shows and individual investor meetings throughout the United States and Europe, the Company was not successful in placing those securities or raising the money.

Following the unsuccessful private equity offering, in December 2001 the Company entered into a bridge loan agreement with several current shareholders and their affiliates, including Medtronic, Inc., Rocky Mountain Associates, S.A. and Equity Four Life (Bahamas) Ltd.   The Company received a loan in the principal amount of $18 million. The loan is due on December 18, 2003 and bears interest at prime plus three percent per annum. The loans are secured by a first priority security interest in the Company’s intellectual property and all proceeds from licensing of the Company’s intellectual property.

The Company is attempting to raise additional working capital from the sale of non-strategic assets (such as equipment and intellectual property unrelated to cardiovascular indications) and from collaboration payments from potential strategic partners. If the Company is unable to raise additional funds by December 2002, it will be unable to meet obligations in the ordinary course and the Company may be forced to discontinue its remaining operations. In an effort to conserve cash, non-essential payments to creditors have been suspended, including severance payments to former employees and lease payments for equipment no longer being used. The Company may face lawsuits by creditors and may need to seek protection under the US Bankruptcy Code if it is unable to meet its obligations or obtain relief from its creditors.

Results of Operations

The Company recorded revenues of  $0.7 million in the third quarter of 2002, reflecting licensing fees from the license of non-strategic intellectual property. Year to date revenues total $0.9 million.

Research and development expenses include those costs associated with the research, development, production and testing of our pharmaceutical products, including all direct costs incurred in conducting our clinical trials and all costs related to the protection of proprietary rights.  These costs have aggregated $72.9 million since our inception.  Research and development costs were $1.2 million and $7.2 million for the three and nine-month periods ended September 30, 2002, as compared to $4.6 million and $11.3 million for the same periods in the prior fiscal year. Research and development activities have been scaled back significantly following the corporate restructuring initiatives announced in February and May of 2002. General and administrative expenses were $0.4 million and $2.0 million for the three and nine-month periods ended September 30, 2002, as compared to $0.9 million and $2.5 million for the same periods in 2001. Administrative costs have also decreased as a result of the restructuring initiatives.

In February 2002, Restoragen announced a restructuring and a reduction of total workforce from 121 to 60 employees. In May 2002, the Company announced a revised corporate strategy that would result in the Company ceasing its non-strategic recombinant peptide production operations and closing its peptide production facilities. The May 2002 announcement has resulted in the reduction of the workforce by an additional 55 employees. A small number of these employees have been retained to complete transition activities. The Company is currently being operated by four full time employees.

In connection with the restructuring, the Company recorded restructuring costs of approximately $1.2 million during the first quarter of 2002, $6.9 million during the second quarter of 2002 and $0.2 million during the third quarter of 2002.  The second quarter charge included a non-cash charge of $4.9 million related to the write down of tangible and intangible assets. The Company has written down production equipment to reflect anticipated net proceeds from sale and has written down to zero the building and leasehold improvements. The majority of the patents issued to the Company have historically been in respect of production processes or for medical applications, which are no longer being pursued by the Company in its revised strategy. The third quarter charge was recorded to recognize additional obligations to certain third party lessors based on agreements to terminate immediate lease payments and proceed with the sale of leased assets.

Interest income decreased to $0.01 million and $0.08 million for the three and nine month periods ended September 30, 2002, as compared to $0.05 million and $0.25 million for the same periods in 2001, reflecting lower interest rates and lower interest earning assets. Interest expense increased to $0.4 million and $1.4 million for the three and nine-month periods ended September 30, 2002 compared to $0.2 million and $0.6 million for the same period in 2001.  The increase reflects interest charges associated with the bridge loan financing secured in December 2001.

Liquidity and Capital Resources

Working capital was $0.5 million as of September 30, 2002, compared to $10.7 million as of December 31, 2001.  Cash and cash equivalents were $1.8 million as of September 30, 2002.

During the nine months ended September 30, 2002, the Company used approximately $12.3 million of cash for operating activities and $0.1 million for asset acquisitions.  Cash payments for financing activities totaled $0.8 million for the nine-month period.  Based on its anticipated revised operating plan, the Company believes that existing cash and cash equivalents will not be sufficient to fund operations past December 2002.

The Company is attempting to raise additional working capital from the sale of non-strategic assets, and from collaboration payments from potential strategic partners. Any additional financing may require a financial restructuring or re-capitalization. The restructuring or re-capitalization could take one of several forms, including conversion of all or a portion of the outstanding secured notes to equity, refinancing the indebtedness using new funds from third party sources, or voluntary or involuntary bankruptcy or re-capitalization under Chapter 11 of the United States Bankruptcy Code. In any form of restructuring or re-capitalization involving conversion of the indebtedness to equity, the interests of existing shareholders could be substantially diluted or eliminated. The success of any financing would likely depend on obtaining the co-operation of the note-holders. If the Company is unable to restructure or obtain financing from another source, the Company will be required to discontinue all of its operations.

As of September 30, 2002, the Company had negative shareholders equity of $21.6 million and shareholders’ deficit accumulated during the development stage of $103.0 million. Historically the auditors’ reports on the Company’s financial statements have contained an explanatory paragraph concerning the Company’s ability to continue as a going concern and its status as a development stage company. The Company will incur additional losses as it continues to operate.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard to have an impact on the consolidated financial statements.

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

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This standard requires the Company to recognize a liability for a cost associated with an exit or disposal activity when the liability is incurred rather than recognition of the liability at the date of a commitment to an exit plan and is effective for exit or disposal activities that are initiated after December 31, 2002.

Critical Accounting Policies

The Company recorded restructuring charges totaling $8.3 million during the nine months ended September 30, 2002.  Estimates were utilized in determining these restructuring charges including estimates of fair values for property and equipment held for sale, estimated costs to maintain vacated facilities, and estimated length of time necessary to sublease the Company’s vacated facilities.  The Company will adjust such estimates as additional information is available or as circumstances change.

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

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments, consisting of capital and operating lease obligations, notes payable and convertible notes payable have not changed significantly during the nine month period ended September 30, 2002. However, the Company has discontinued payments to third party equipment lessors for equipment not being used. An  agreement has been reached with the two major equipment lessors to suspend immediate payments for a limited period and proceed with the sale of leased assets. In addition, for the period September through December 2002, the Company has negotiated to pay only 25% of the facility lease obligations owed and defer remaining obligations.

In September 2002, the Board of Directors determined that it was important to retain the services of the four remaining employees of the Company in order to manage and operate the Company at this critical time. The Board established an independent committee to develop a Retention and Incentive Plan for Senior Managers. The Plan, which was unanimously approved by the Board of Directors, is included as Exhibit 10.1 to this Form 10Q.

Market Risk

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.  Due to the nature of cash and cash equivalents, the Company believes that there is no material market risk exposure.

Item 3.                                   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk”.

Item 4.                                   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Mr. Ashleigh Palmer, and Chief Financial Officer, Mr. David Walker, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report.  Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls.

During the quarter ended September 30, 2002, the Company modified its system of processing, recording and reporting financial information. Previously, the Company performed the majority of accounting functions internally, except for payroll processing. In connection with the corporate restructuring and related personnel reductions, the Company is utilizing an unrelated firm to process and record financial information under the direction and review of the Company’s Chief Financial Officer.

PART II

OTHER INFORMATION

Item 1.                                   LEGAL PROCEEDINGS.

None

Item 2.                                   CHANGES IN SECURITIES.

In connection with the issuance of the convertible notes in December 2001, the Company issued 999,997 warrants to purchase common stock of the Company at a per share warrant exercise price equal to the lower of $9.00 or the lowest per common equivalent share price at which the Company sells equity after the date of the warrants.  Each lender initially received warrants to purchase a number of shares of common stock equal to 50% of the amount of notes held divided by the warrant exercise price.  Commencing with the 90th day after the initial date of issuance of the warrants, the number of shares of common stock into which the warrants are exercisable increased by an additional 10% of the notes held divided by the warrant exercise price for each 30-day period in which the notes continued to remain outstanding and not converted, up to 100% of the outstanding notes divided by the warrant exercise price. Pursuant to this provision, the number of shares of the Company’s common stock issuable under the warrants increased by 200,000 shares in each month of March, April, May, June and July 2002. As of September 30, 2002, the warrants issued in connection with the convertible notes in December

2001 entitle the holders to purchase 1,999,998 shares of common stock.

The Company issued seven shares of common stock in July 2002 upon the exercise of a stock option by a former employee. The shares were issued in reliance upon the exemption contained in Rule 701 under the Securities Act of 1933 for offers and sales of securities pursuant to a compensatory benefit plan. The options were issued prior to the Company becoming a reporting company

Item 3.                                   DEFAULTS UPON SENIOR SECURITIES.

None

Item 4.                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5.                                   OTHER INFORMATION.

None

Item 6.                                   EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                            Exhibits

10.1 Retention and Incentive Plan for Senior Managers. **

99.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350

(b)                                           Reports on Form 8-K

                                                None

                                                ** Denotes compensatory arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESTORAGEN, INC.

Dated: November 12, 2002	/s/ Ashleigh W. Palmer
Ashleigh W. Palmer
Chief Executive Officer
(Duly Authorized Officer)

/s/ David S. Walker
David S. Walker
Chief Financial Officer
(Principal Financial Officer)

CERTIFICATIONS

I, Ashleigh Palmer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Restoragen, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Ashleigh W. Palmer

Ashleigh W. Palmer
Chief Executive Officer

I, David Walker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Restoragen, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ David S. Walker

David S.Walker
Chief Financial Officer